Form 10-Q
period 2006-06-30
Storm Cat Energy CORP
filed 2006-08-09
CIK 1178818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-32628

STORM CAT ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

British Columbia	06-1762942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1125 17th Street, Suite 2310 Denver, Colorado	80202
(Address of principal executive offices)	(Zip code)

(303) 991-5070
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

As of August 4, 2006, there were 66,635,794 common shares outstanding.

i

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STORM CAT ENERGY CORPORATION
INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005

Unaudited Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2006 and 2005
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Year Ended December 31, 2005 and the Six Months Ended June 30, 2006 (Unaudited)
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005
Condensed Notes to Unaudited Consolidated Financial Statements

STORM CAT ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Stated in US Dollars, in thousands)

	June 30,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents:	$12,335	$29,502
Accounts receivable:
Joint Interest Billing	689	703
Revenue receivable	662	504
Prepaid costs and other current assets	241	445
	13,927	31,154
PROPERTY AND EQUIPMENT:
Oil and gas properties: (full cost accounting)
Undeveloped Properties	11,931	5,078
Developed Property	33,796	23,367
Impairments	(2,213)	(2,125)
Less accumulated depreciation, depletion and amortization	(2,278)	(1,502)
Oil and gas properties, net	41,236	24,818

Fixed Assets	1,029	911
Accumulated Depreciation	(258)	(106)
Total other property, net	771	805

Total property and equipment, net	42,007	25,623

Restricted Investments	434	176

	$56,368	$56,953

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$2,479	$3,821
Revenue Payable	451	313
Accrued & Other Liabilities	7,106	7,844
Flow Through Shares Liability	—	731
	10,036	12,709

Asset Retirement Obligation	879	793

Total Liabilities	10,915	13,502

SHAREHOLDERS’ EQUITY
Common Shares, without par value Unlimited Common Shares authorized, issued and outstanding: 66,635,794 at June 30,2006 and 65,654,388 at December 31, 2005	52,951	50,858
Contributed Surplus	3,644	2,203
Accumulated Other Comprehensive Income	1,109	151
Accumulated Deficit	(12,251)	(9,761)
Total Shareholders’ equity	45,453	43,451

	$56,368	$56,953

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 and JUNE 30, 2005
(Unaudited)
(stated in US Dollars and in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Oil and gas revenue	$1,599	$1,172	$2,878	$1,612

EXPENSES:
Operating Costs
Gathering & Transportation	280	265	563	270
Operating Expenses	774	812	1,350	976
General & Administrative	1,159	977	2,762	1,317
(Gain) on property sales	—	—	(185)	—
Accretion Expense	37	—	52	—
Depreciation, depletion, amortization and impairments	661	2,277	1,149	2,541

Total operating expenses	2,911	4,331	5,691	5,104

Operating Loss	(1,312)	(3,159)	(2,813)	(3,492)

OTHER INCOME
Loss on foreign exchange	11	—	11	10
Interest Income	(139)	—	(334)	—

NET LOSS	(1,184)	(3,159)	(2,490)	(3,502)

Basic and diluted loss per share	$(0.018)	$(0.071)	$(0.038)	$(0.085)

Weighted average number of shares outstanding	66,504,095	44,768,241	66,145,091	41,103,956

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Periods Ended June 30, 2006 and December 31, 2005
(Unaudited)
(stated in US Dollars and in thousands, except per share amounts)

	Common Shares		Share	Contributed	Other Comprehensive	Accumulated	Total Shareholder
	Shares	Amount	Subscription	Surplus	Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2004	32,560,714	5,917	22	289	229	(1,393)	5,064
Issuance of shares for cash
-pursuant to a private placements	18,993,826	37,745	—	—	—	—	37,745
-pursuant to warrants exercised	13,453,180	10,661	—	—	—	—	10,661
-pursuant to stock options exercised	646,668	287	—	—	—	—	287
Share issuance costs	—	(3,043)	—	—	—	—	(3,043)
Flow through share liability	—	(731)	—	—	—	—	(731)
Non-cash compensation charge	—	—	—	1,914	—	—	1,914
Comprehensive loss
Net loss	—	—	—	—	—	(8,368)	(8,368)
Foreign currency translation	—	—	—	—	(78)	—	(78)
Total comprehensive loss	—	—	—	—	—	—	(8,446)

BALANCE AT DECEMBER 31, 2005	65,654,388	50,836	22	2,203	151	(9,761)	43,451

Issuance of shares for cash
-pursuant to a private placements	—	—	—	—	—	—
-pursuant to warrants exercised	753,906	1,297	—	—	—	—	1,297
-pursuant to stock options exercised	227,500	139	—	—	—	—	139
Share issuance costs	—	(74)	—	—	—	—	(74)
Flow through share liability	—	731	—	—	—	—	731
Non-cash compensation charge	—	—	—	1,441	—	—	1,441
Other	—	—	—	—	—	—	—
Comprehensive loss
Net loss	—	—	—	—	—	(2,490)	(2,490)
Foreign currency translation	—	—	—	—	958	—	958
Total comprehensive loss	—	—	—	—	—	—	(1,532)

BALANCE AT JUNE 30, 2006	66,635,794	52,929	22	3,644	1,109	(12,251)	45,453

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

For the six months ended June 30, 2006, 2005

(Stated in US Dollars and in thousands, except per share amounts)

	June 30,	June 30,
	2006	2005

Cash flows from operating activities:
Net Loss	$(2,490)	$(3,502)
Adjustments to reconcile net loss to net cash Used in operating activities:
Depreciation, depletion, amortization and impairments	1,149	2,541
Accretion Expense	52	—
Gain/(Loss) on disposition of properties	185	—
Stock-based compensation	1,441	—
Changes in operating working capital:
Changes in operating assets and liabilites:
Accounts receivable	(144)	91
Other Current Assets	204	(754)
Accounts Payable	(1,342)	1,650
Other Current Liabilites	2,719	(15)
Net cash used in operating activities	1,774	11)
Cash flows from investing activities:
Restricted Investments	(258)	93
Capital expenditures - oil and gas properties	(21,616)	(11,265)
Other capital expenditures	(118)	(332)
Net cash used in investing activities	(21,992)	(11,690)
Cash flows from financing activities:
Issuance of shares of stock for cash	2,093	11,868
Net cash provided by financing activities	2,093	11,868
Effect of exchange rate changes on cash	958	(112)
Net increase (decrease) in cash and cash equivalents	(17,167)	77
Cash and cash equivalents and beginning of period	29,502	2,665
Cash and cash equivalents at end of period	$12,335	$2,742

Non Cash Items excluded from the cash flow were:
Capital Accrual related to oil and gas asset additions and the associated liability that was accrued or in trade accounts payable - 2006	6,123
- 2005	10,173

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION

Note 1.           Basis of Presentation

Storm Cat Energy Corporation, together with its consolidated subsidiaries (“Storm Cat” or “the Company” is an independent oil and gas company focused on exploration and development of unconventional gas reserves from fractured shales, coal beds and tight sand formations.  The Company has producing properties in Wyoming’s Powder River Basin.  Its primary exploration and development acreage is located in Canada and United States.

The accompanying unaudited condensed consolidated financial statements include the accounts of Storm Cat, incorporated in British Columbia, and have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for the preparation of interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the financial position of Storm Cat as of June 30, 2006, and results of operations for the six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005.  Interim results are not necessarily indicative of the results that may be expected for a full year because of the impact of fluctuations in prices received for oil and natural gas and other factors.

Financial information for periods prior to December 2005 has been restated in order to conform to the current method of presentation.  The effects of such changes on the quarterly financial information previously presented for the first three quarters of 2005 is shown in Note 13 of the Company’s 20F filed for the fiscal year ended December 31, 2005.  These reclassifications had no affect on the net loss.

Because a precise determination of many assets and liabilities is dependent upon future events, the timely preparation of consolidated financial statements for a period necessarily requires that management make estimates and assumptions and use judgment regarding the reported amounts of assets, liabilities, revenue and expenses and in the disclosure of commitments and contingencies.   Actual results will differ from these estimates as future confirming events occur, and such differences could be significant.

For a more complete understanding of Storm Cat’s operations, financial position and accounting policies, these condensed consolidated financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 20-F for the fiscal year ended December 31, 2005.

Note 2.           Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost center) basis. Such costs include land acquisition costs, geological and geophysical expenditures, carrying charges on non-producing properties, drilling costs, overhead charges directly related to acquisition and exploration activities and the fair value of estimated future abandonment costs.

Costs capitalized, together with the costs of production equipment, are depleted using the units-of-production method whereby capitalized costs, as adjusted for future development costs, are amortized over the total estimated proved reserves.

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unproved properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion, as appropriate. There was an $88,000 impairment recognized during the six months ended June 30, 2006 related to costs incurred in Mongolia.

Proceeds from sales, if any, of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the estimated proved oil and gas reserves attributable to a cost center.

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated depletion and net of related deferred income taxes, if any, may not exceed an amount referred to as the “ceiling.”   The ceiling is the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the lower of cost or fair market value of unproved properties.  The present value of estimated future net revenues is computed by pricing estimated future production of proved reserves at current period end product prices, and then deducting future expenditures estimated to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.   If the amount of capitalized costs exceeds the ceiling, a write-down of the capitalized costs is required unless commodity prices increase subsequent to the end of the period such that the deficiency is reduced or eliminated.  Once a write-down has been recorded, it may not be reversed in a subsequent period.   During the six months ended June 30, 2006 Storm Cat was not required to record any write downs of producing assets pursuant to the ceiling test rules.  In the second quarter of 2005 Storm Cat recorded an impairment for Mongolia in the amount of $2.0 million and in the second quarter of 2006 an $88,000 impairment for Mongolia was recorded.

Note 3.           Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated giving effect to the potential dilution that would occur if vested stock options and stock purchase warrants were exercised.  The dilutive effect of options and warrants is computed by application of the treasury stock method which assumes that proceeds from the exercise of in-the-money options and warrants would be used to repurchase common shares at average market prices during the period.  Diluted amounts are not presented when the effects of the computations are anti-dilutive due to net losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share for the six months ended June 30, 2006 and 2005.  Listed below is a table showing both our basic and our diluted shares outstanding at June 30, 2006 and at December 31, 2005.

Total Diluted Shares Outstanding	June 30, 2006	December 31, 2005

Shares Outstanding - 6/30/06	66,635,794	65,654,388
Options Outstanding - 12/31/05	5,065,000	3,824,166
Warrants Outstanding - 12/31/05	6,796,786	7,450,692
Total Diluted Shares Outstanding	78,497,580	76,929,246

Note 4.           Comprehensive Loss

Comprehensive loss consists of net loss and the effects of currency translation.  Comprehensive loss for the six months ended June 30, 2006 and 2005 and for the three months ended June 30, 2006 and 2005 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net Loss	$(1,184)	$(3,159)	$(2,490)	$(3,502)
Effects of currency translation	627	145	958	(357)
Comprehensive loss	$(557)	$(3,014)	$(1,532)	$(3,859)

Note 5.           Asset Retirement Obligation

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded when the assets are placed into service, generally through acquisition or completion of a well.  The net estimated costs are discounted to present values using a risk-adjusted rate over the estimated economic life of the properties.  Such costs are capitalized as part of the basis of the related asset and are depleted as part of the applicable full cost pool.  The associated liability is recorded initially as a long-term liability.  Subsequent adjustments to the initial asset and liability are recorded to reflect revisions to estimated future cash flow requirements.  In addition, the liability is adjusted to reflect accretion expense as well as settlements during the period.  The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the accompanying condensed consolidated financial statements.

A reconciliation of the changes in the asset retirement obligation for the six months ended June 30, 2006  is as follows:

Beginning balance at December 31, 2005	793,141
Adjustment for revision of estimated life in the Powder River Basin	(205,661)
Additional Liability incurred	240,028
Accretion expense	51,846
Balance at June 30, 2006	879,354

Note 6.                                  Stock-based Compensation

Storm Cat grants stock options at exercise prices equal to the fair market value of the Company’s common shares at the date of the grant, and accounts for its options using the fair value method.  The fair value is determined using a Black-Scholes option-pricing model that takes into account the common share price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying shares and the expected dividends, and the risk-free interest rate over the expected life of the option.

The fair value of stock-based compensation is expensed, with a corresponding increase to capital surplus.  Upon exercise of stock options, the consideration paid upon exercise is recorded as additional value of common shares, and the amount previously recognized in capital surplus is reclassified to common shares.

The Company has reserved a total of 10,000,000 shares in the aggregate for issuance under the terms of the Storm Cat Energy Corporation Amended and Restated Share Option Plan (the “Amended Option Plan”) and the Storm Cat Energy Corporation Restricted Share Unit Plan, both approved by the shareholders on June 27, 2006.  All options granted prior to the approval of the amended and restated plan are included in the number of options covered under the Amended Option Plan.

A summary of the status of the options under the Amended Option Plan as of June 30, 2006 and changes during the six months then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price (1)
Options outstanding at December 31, 2005	3,824,166	$1.30
Options granted	1,535,000	$3.02
Options exercised	227,500	$0.61
Options expired/cancelled	66,666	$2.85
Options outstanding at June 30, 2006	5,065,000	$1.83
Options exercisable at June 30, 2006	2,826,669	$1.08

(1) Exercise price is in Canadian dollars.

Note 7.                                  Foreign Currency Risk

Storm Cat is exposed to fluctuations in foreign currencies, primarily through its operations in Canada. The Company monitors this exposure but has not entered into any hedging arrangements. As of June 30, 2006, $4.0 million U.S. dollar equivalent, or approximately 33% of the Company’s cash, was held in Canadian dollars. Canadian dollars were converted at 0.8931 as found on www.oanda.com/convert/fxhistory.

Note 8.          Sales and Transportation Commitments

a)                 Forward Sales

As of June 30, 2006, Storm Cat is subject to the following delivery commitments under sales agreements.  The Company accounts for these as normal sales.

•                     10,000/mo (333/day) sale for November 05 - October 06 at $8.31/mmbtu for delivery at Cheyenne Hub.

•                     30,000/mo (1000/day) sale for April 06 – October 06 at $9.10/mmbtu for delivery at Cheyenne Hub.

b)                Firm Transportation Service Agreements

The Company has a firm transportation agreement with through April 11, 2013 to transport gas from Cheyenne Plains to ANR PEPL (Oklahoma).  The agreement calls for the Company to pay $0.34/Dth on 2,000 Dth/D or approximately $20,000 per month.  The firm commitment payment is offset by any gathering charges for volumes shipped to the ANR PEPL (Oklahoma) delivery hub.

The Company has a firm transportation agreement that expires November 30, 2013.  The agreement requires the Company to pay $0.15 per Dth on 100% load basis of 4,000 Dth/D.  Gas is received at Glenrock and delivered to the Dullknife hub.

Storm Cat entered into a gathering agreement that requires payment of gathering fees of $0.47 per MCF on the following annual volumes: 2006 - 2,064,600; 2007 – 2,482,231; 2008 – 2,040,575.  In the event that Storm Cat is unable to meet these annual delivery levels they will be liable at a rate of $0.47 per undelivered MCF.  Over delivered volumes will count toward the overall commitment through 2008.

Note 9.          Commitments and Contingencies

The Company leases 8,802 square feet of administrative office space in the United States and 5,495 square feet of administrative office space in Canada under operating lease arrangements through November 30, 2009 and March 31, 2010, respectively.  A summary of future minimum lease payments under the non-cancelable operating leases as of June 30, 2006 is as follows:

United States
Year Ending December 31, 2006	$152,201
Year Ending December 31, 2007	156,602
Year Ending December 31, 2008	161,003
Year Ending December 31, 2009	151,284

Total	$621,090

Canada (stated in US Dollars utilizing the current average exchange rate for the 181 days in 2006 as reported by Oanda.com historical currency exchange rates.  The rate used for conversion and applied to the future minimum lease payments is $0.87850)

Year Ending December 31, 2006	$111,705
Year Ending December 31, 2007	111,705
Year Ending December 31, 2008	111,705
Year Ending December 31, 2009	111,705
Year Ending December 31, 2010	27,926

Total	$474,746

The Company may be subject to litigation claims and governmental and regulatory controls arising in the ordinary course of business.  While management is unaware of any pending litigation claims against the Company, it is the opinion of the Company’s management that any claims and litigation involving the Company which may arise are not likely to have a material adverse effect on its financial position or results of operations.

Note 10.    Subsequent Events

On July 18, 2006, a wholly-owned subsidiary of Storm Cat signed a Definitive Purchase and Sale Agreement (PSA) to acquire approximately 25,200 gross acres (17,000 net acres) in the Powder River Basin coalbed methane (CBM) play in Campbell County, Wyoming for approximately US$30.65 million.  Storm Cat is acquiring approximately 10.2 billion cubic feet (Bcf) of proved reserves. Storm Cat’s reserve quantity estimations were evaluated by Netherland Sewell & Associates (NSAI). Production from the acquired properties is approximately 6.6 million cubic feet per day (MMcf/d), (approximately 3.0 MMcf/d net), of natural gas from 64 producing CBM wells, 46 of which will be operated by Storm Cat.  Pro forma for the acquisition, Storm Cat will have approximately 19.8 Bcf of proved reserves as audited by NSAI. Gross production will be approximately 11.6 MMcf/d (approximately 6.2 MMcf/d net), and acreage will be 39,235 gross (29,250 net) in the Powder River Basin.  The initial purchase price of US$30.65 million, net of closing adjustments, is to be paid in cash. The adjustments will be determined by the terms of the PSA. Storm Cat will have 30 days to perform due diligence and will have ten days to close the transaction after that time. The transaction is expected to close on or before August 29, 2006.  The PSA is subject to standard closing conditions. Upon closing, the effective date of the transaction will be July 1, 2006.

On July 28, 2006 – Storm Cat, closed a revolving line of credit facility, providing for a credit line of up to $250 million. Loans made under the revolving credit agreement are secured by mortgages on the Company’s oil and gas properties and guaranteed by Storm Cat’s Powder Basin assets.  Each loan bears interest at a Eurodollar rate or a base rate, as requested by Storm Cat, plus an applicable percentage based on Storm Cat’s usage of the facility. In addition, under the terms of the US$250 million credit agreement, Storm Cat will pay a commitment fee quarterly in arrears based on a percentage multiplied by the daily amount that the aggregate commitments exceed borrowings under the agreement. Storm Cat did not borrow any funds at the time of execution of the credit agreement.  The credit facility is available to provide funds for the exploration, development and/or acquisition of oil and gas properties and for working capital and other general corporate purposes. Interest on funds drawn will be paid monthly with the principal due July 28, 2010. The agreement provides for semi-annual evaluation of the borrowing base, which will be determined as a percentage of the discounted present value of the Company’s oil and natural gas reserves.

Note 11.    Differences Between Canadian and United States Accounting Principles

These financial statements have been prepared in accordance with US GAAP which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with accounting principles and practices generally accepted in the Canada (“Canadian GAAP”).

The Company’s accounting principles generally accepted in United States of America differ from accounting principles generally accepted in the Canada as follows:

a) Mineral Properties and Deferred Exploration Costs

Under (“Canadian GAAP”) resource property acquisition and exploration costs may be deferred and amortized to the extent they meet certain criteria. Under (“US GAAP”) resource property acquisition and exploration costs on unproved properties must be expensed as incurred.

b) Stock-based Compensation

The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock at the date of the grant. Under Statement of Financial Accounting Standards (SFAS) No. 123 the Company had accounted for its employee stock options under the fair value method. The fair value is determined using an option pricing model that takes into account the share price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying common shares and the expected dividends, and the risk-free interest rate over the expected life of the option.

As a result of the new recommendations of the Canadian Institute of Chartered Accountants regarding accounting for stock-based compensation, there is no difference between Canadian GAAP and US GAAP for the three months and six months ended June 30, 2006 and 2005.

c) Oil and Gas Properties

Prior to January 2004, there were certain differences between the full cost method of accounting for oil and gas properties as applied under Canada GAAP and as applied under US GAAP. The principal difference was in the method of performing ceiling test evaluations under the full cost method of accounting rules. Under Canadian GAAP prior to January 2004, impairment of oil and gas properties was based on the amount by which a cost center’s carrying value exceeded its undiscounted future net cash flows from proved reserves using period-end, non-escalated prices and costs, less an estimate for future general and administrative expenses, financing costs and income taxes. Effective January 2004, Canadian GAAP requires recognition and measurement processes to assess impairment of oil and gas properties using estimates of future oil and gas prices and costs plus the cost of unproved properties that have been excluded from the depletion calculation. In the measurement of the impairment, the future net cash flows of a cost center’s proved and probable reserves are discounted using a riskfree interest rate.

For US GAAP purposes, future net cash flows from proved reserves using period-end, non-escalated prices and costs, are discounted to present value at 10% per annum and compared to the carrying value of oil and gas properties. The Company performed the ceiling test in accordance with US GAAP and Canadian GAAP and determined that for the month ended June 30, 2006 no impairment provision were required on its oil and gas properties under either US GAAP or Canadian GAAP.

d) Comprehensive Loss

US GAAP requires disclosure of comprehensive loss which, for the Company, is net loss under US GAAP plus the change in cumulative translation adjustment under US GAAP.

The concept of comprehensive loss does not come into effect until fiscal years beginning on or after October 1, 2006 for Canadian GAAP. New Accounting Standards Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.

e) Flow Through Shares

U.S. GAAP requires the stated capital on flow-through share issuances to be equal to the estimated fair market value of the shares on the date of issue. The difference between the gross proceeds received on the issuance of the shares and the estimated fair market value of the shares is recorded as a liability (the Premium) until the renunciation of expenditures has occurred. Under Canadian GAAP, the gross proceeds received on flow-through share issuances are initially recorded as share capital. The Premium recorded as a current liability under U.S. GAAP at December 31, 2005 was $731,057.  As of June 30, 2006, the current liability under U.S. GAAP has been reduced to $0 and the renunciation of expenditures has occurred..

Since the expenditures are incurred and the tax deductions are renounced to subscribers, Canadian GAAP requires that the stated capital be reduced by and that a future tax liability be recorded for the estimated future income taxes payable as a result of the renouncement. Under U.S. GAAP, the future tax liability is recorded through a charge to income tax expense less the reversal of the Premium previously reported.

The impact of the above on the financial statements is as follows:

(dollars in thousands, unaudited)	Six months ended June 30,
Income Statement	2006	2005

Net loss for the year per US GAAP	(2,490)	(3,502)

Adjustment for foreign exchange gain (loss)	958	(346)

Net loss for the year per Canadian GAAP	(1,532)	(3,848)

Basic and diluted loss per share per Canadian GAAP	(0.023)	(0.094)

Weighted average number of shares outstanding per US GAAP	66,145,091	41,103,956

Balance Sheet	June 30, 2006	December 31, 2005

Total assets per US GAAP	56,368	15,642

Total assets per Canadian GAAP	56,368	15,642

Total liabilities per US GAAP	10,915	2,236
Adjustment for Flow Through Share liability	—	—

Total liabilities per US and Canadian GAAP	10,915	2,236

Shareholders’ Equity	June 30, 2006	December 31, 2005

Deficit, end of the year, per US GAAP	(12,251)	(4,885)

Accumulated comprehensive income	1,109	117

Deficit, end of the year, per Canadian GAAP	(11,142)	(4,768)
Foreign exchange adjustment	—	—
Adjustment for Flow Through Share liability	—	—

Accumulated comprehensive income	(1,109)	(117)

Share capital, share subscriptions and contributed surplus per Canadian and US GAAP	56,595	16,843

Shareholder Equity Canadian GAAP	44,344	11,958

Shareholder Equity US GAAP	44,344	11,958

	Six months ended June 30,
Cash Flow Statement	2006	2005

Cash flows used in operating activities US GAAP	1,774	11
Adjustment for Flow Through Share liability	—

Cash flows used in operating activities Candian GAAP	1,774	11

Cash flows from financing activities per US GAAP	2,093	11,868
Adjustment for Flow Through Share liability	—

Cash flows from financing activities per Canadian GAAP	2,093	11,868

Cash flows used in investing activities per US GAAP	(21,992)	(11,690)

Cash flows used in investing activities per Canadian GAAP	(21,992)	(11,690)

Effect of Foreign Exchange on Cash Flows	958	(112)

Increase (decrease) in cash per

Canadian and US GAAP	(17,167)	77

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Storm Cat,”, “SCE”, “we,” “us,” “our” or “ours” when used herein this Item refer to Storm Cat Energy Corporation, together with its operating subsidiaries, Storm Cat Energy (USA) Corporation and Storm Cat Energy Corporation. When the context requires, we refer to these entities separately.

CAUTION REGARDING FORWARD LOOKING STATEMENTS

This publication contains certain “forward-looking statements”, as defined in the United States Private Securities Litigation Reform Act of 1995.  Such statements are based on the Company’s current expectations, estimates and projections about the industry, management’s beliefs and certain assumptions made by it; and involve a number of risks and uncertainties including but not limited to economic, competitive, governmental and geological factors effecting the Company’s operations, markets, products and prices and other risk factors.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes” or similar expressions are intended to identify forward-looking statements.  There can be no assurances that such statements will prove to be accurate and actual results and future events could differ materially from those anticipated in such statements. Factors that could cause future results to differ materially from those anticipated in these forward-looking statements include the volatility of natural gas prices, the possibility that exploration efforts will not yield economically recoverable quantities of gas, accidents and other risks associated with gas exploration and development operations, the Company’s need for and availability of additional financing, and the other risk factors discussed in greater detail in the Company’s various filings with the Securities and Exchange Commission and Canadian securities regulators, including the Company’s Form 20-F for the fiscal year ended December 31, 2005 and filed on SEDAR on April 6, 2006 (www.sedar.com).

Overview

Storm Cat Energy is an independent oil and gas company focused on exploration and development of unconventional gas reserves from fractured shales, coal beds and tight sand formations.  The Company has producing properties in Wyoming’s Powder River Basin.  Its primary exploration and development acreage is located in Canada and the United States.  Storm Cat has also conducted exploration activities in Mongolia. The Company is on track to achieve many of the goals it set out for the first half of 2006.  The company continues to execute on its long term strategy of growing through the drill bit and acquiring prospective acreage that exploits the abilities of the Company’s technical team.

The Company received approval for the listing of its common shares on the Toronto Stock Exchange (TSX); trading on the TSX commenced trading on June 29, 2006, under the symbol SME.

Operational Area Updates

Powder River Basin:

Gross production from the Powder River Basin is approximately 5,000 gross Mcf/d and net production of approximately 3,640 Mcf/d.  Our planned drilling in the Powder River Basin has begun and 35 wells were spud in the second quarter.  Drilling with three rigs will continue and a fourth rig will be added as needed.

The total number of SCE operated wells in Campbell County, Wyoming, selling gas as of July 19, 2006 was 154.  There are 26 additional SCE new wells pending final completion/first production and 3 additional SCE operated wells are shut-in awaiting potential remediation.  Total current well counts are 187, 183 SCE operated and 4 non-operated as of July 31, 2006.

•                  Drilling Operations –No wells were drilled in the first quarter 2006.  35 wells were spud in the second quarter (23 multi-seam).  Storm Cat has spud 47 wells (31 multi-seam) year to date of an anticipated/budgeted 73 wells at Northeast Spotted Horse (“NESH”) and Jamison/20 Mile.  Currently 3-4 rigs continue to operate.

•                  Compression – Effective January 1, 2006 Storm Cat sold the assets of Triple Crown Gathering Corporation for $1,000,000.  The agreement calls for Storm Cat to pay a fee of $0.47/mcf for the first six

6.5 Bcf of gas produced with the rate declining to $0.28/mcf thereafter.  Any shortfalls in delivery of volumes will be made up in cash payment trued up at year end or can be subject to renegotiation.

•                  Permitting –

•                  The Federal Plan of Development (POD) at NESH comprising a total of 68 well permits, 34 multi-seam wells and 34 single seam wells is currently being drilled.  Although the POD was approved by the Bureau of Land Management (“BLM”) in March 2006, wildlife stipulations had suspended starting any operations until April 22, 2006.  The first well was subsequently spud on May 1, 2006.  53 of the 68 wells are being drilled immediately (47 have been spud to date) with the other 15 being held, evaluating 160 acre Canyon development potential.

•                  An additional Federal POD for Jamison/Twenty Mile has been completed and submitted to the BLM.  It is comprised of 20 predominantly Cook/Wall multi-seam wells.  Anticipated approval is for late 3rd/4th quarter 2006.

•                  Gas and Water Gathering System Construction –Gas and water system construction is ongoing for the current phase of drilling at NESH.

•                  Leasehold Acquisitions –

•                  Storm Cat closed a deal to purchase a 90% working interest in 3,942 undeveloped net acres in the Recluse area of Campbell County on May 5, 2006.  SCE paid half of the purchase price in cash with the remaining half to be paid in the form of a carried 10% working interest.  Development activity has begun on the acreage including the staking of fee and federal locations, water management planning/permitting, and the preparation and recent submittal of a Federal POD.  Development will consist of up to 40 multi-seam wells.  It is anticipated drilling and construction operations could receive BLM approval as early as the 4th quarter 2006.

•                  Storm Cat acquired six State tracts in Sheridan County, WY totaling 1,521 acres at a Wyoming State Lease Sale on June 7, 2006 for $696,046 lease bonus (average of $458/acre).  Development preparation has begun on the acreage including spotting of locations and water management planning.  Development should consist of 19 multi-seam wells.  It is anticipated that development could occur/become available pending permitting approval prior to the end of the 4th quarter 2006.

Alaska:

The Northern Dancer #1 well, spud February 14, reached a total depth of 6,243 feet in mid-March.  Open hole logs were run and production casing was set to total depth.  The well encountered a significant amount of total coal (274’ between 1,000’ and total depth), as well as interbedded conventional sandstones.

The Company is currently evaluating the well’s logs, gas shows and cuttings as well as researching offsetting/analogous well information in consideration of a completion attempt in late summer 2006 pending budget considerations. The Company is also checking on the availability of completion rigs and services.

Elk Valley:

The total number of wells in Elk Valley on production as of June 30, 2006 is five.  Three West pilot wells previously drilled and reactivated and remediated by Storm Cat and the two new wells drilled by Storm Cat in 2005 and completed and put on production in 2006.  Total current gas production (being flared) is approximately 250 Mcfd.  Recent production has been as high as 400 Mcfd.  Production when the west pilot well was deactivated was 220 Mcfd.

•                  Drilling Operations – Storm Cat’s current plans are to begin drilling the 2006 Phase 1 wells (up to 6 locations) at the end of July/August 2006.  A drilling rig has been secured and pad construction is nearing completion for the initial three wellsites.

•                  Completion Operations – Completions for the two 2005 drilled wells were performed in the first quarter of 2006 as follows:

•                  d-85-L well:  Coal seams were fractured stimulated with coil tubing.

•                  a-84-L well:  Coal seams were fractured stimulated down casing.

Both wells were put on production in March 2006.  The d-85-L saw an initial gas rate of 150 Mcfd and the a-84-L saw 200 Mcfd. Planning is currently ongoing re: SCE securing/scheduling service rigs and associated resources and services for completions associated with the 2006 drilling activity.

•                  Well Remediations –In the first quarter 2006, the a-B85-L well, had to be pulled and cleaned out.  The a-C85-L well was also pulled and a pump was installed, replacing the hydraulic pumping system which had failed.  In the second quarter, the d-85-L well was pulled for a pump replacement as well as for holes in the tubing.  Three wells in the West pilot were remediated and reactivated in 2005.

•                  Compression – Storm Cat is currently evaluating/engineering gas plant (treatment and compression) and gas sales line options.
Permitting -  Six locations were selected for 2006 Phase 1, all of which have received the appropriate license to begin drilling.  Storm Cat selected six additional locations for Phase 2 and has begun the licensing process.

•                  Gas and Water Gathering System Construction – Facility and pipeline construction to tie the west and central (east) facilities is currently ongoing and nearing completion.  This will create additional water handling capacity needed for the 2006 drill program Phases as well as to tie in all gas gathering systems at the planned central gas treatment and compression facility.  Construction for the gas and water pipeline routes for the 2006 Phase 1 wells is scheduled to occur in and around the drilling activity.

Moose Mountain:

The Company successfully drilled and cased three Moose Mountain well locations (11-36-41-7W2, 11-1-42-6W2 and 16-7-42-7W2) in 2006.

In Moose Mountain extremely wet weather has prevented any field/completion work to date.  The locations are now dry and Storm Cat intends to begin completion operations in Mid-August.  Bids have been requested from three service companies to begin the completion work.

Alberta:

In Alberta, the Cessford 2-19-26-15W4 well was drilled to total depth and the rig was released on May 30, 2006. The Basal Quartz Channel sand was encountered, but was wet. The Mid Mannville Coal was cored in order to obtain gas content and rank data. Preliminary reports on gas content look promising. The Mannville Coal will be completed in early August.  A drilling location in 3-31-36-9W4 will be drilled in early October on a drill to earn transaction negotiated with Real Resources. This location is prospective for gas from an 8 meter thick Mid Mannville Coal.

•                  Permitting - A number of surface locations have been surveyed and Storm Cat is in the process of submitting applications to permit a drilling location.

•                  Leasehold Acquisitions –

•                  Storm Cat was the successful bidder on two licenses in the April 19, 2006 and May 3, 2006 land sales.  Total acreage acquired was 7,680 acres at an average cost of $CDN 88/acre ( $220/hectare). The land is prospective for gas from the Mid-Mannville coal.

•                  Storm Cat has successfully negotiated a drill to earn transaction in the Provost area of East Central Alberta. Storm Cat has committed to drill a 1000 meter vertical well in order to earn a 100% working interest in 1920 acres (3 sections)

Arkansas/Fayetteville:

On May 10, 2006, Storm Cat closed a transaction in the Fayetteville Shale play in Arkansas.  Storm Cat acquired a 100% working interest in approximately 16,166 gross acres and 12,034.53 net mineral acres in Van Buren, Pope and Searcy Counties, Arkansas at $165 per net mineral acre for a total consideration of $1.99 million.  Storm Cat owns a 100% working interest and an 80% net revenue interest in the leasehold.  Storm Cat will continue to lease in the area to consolidate and enhance the existing acreage block.  Storm Cat is evaluating potential drill sites and developing a prudent drill schedule.

Recent Developments

On July 18, 2006, a wholly-owned subsidiary of Storm Cat signed a Definitive Purchase and Sale Agreement to acquire approximately 25,200 gross acres (17,000 net acres) in the Powder River Basin coalbed methane (CBM)

play in Campbell County, Wyoming for approximately $30.65 million. The properties are located in and around Storm Cat’s core Powder River operating area allowing the Company to further capitalize on economies of scale and operating efficiencies.  Storm Cat is acquiring approximately 10.2 billion cubic feet (Bcf) of proved reserves. Storm Cat’s reserve quantity estimations were evaluated by Netherland Sewell & Associates (NSAI). Production from the acquired properties is approximately 6.6 million cubic feet per day (MMcf/d), (approximately 3.0 MMcf/d net), of natural gas from 64 producing CBM wells, 46 of which will be operated by Storm Cat.  The transaction is expected to close on or before August 29, 2006.  The PSA is subject to standard closing conditions. Upon closing, the effective date of the transaction will be July 1, 2006.  Approximately 80% of the acreage is undeveloped.

On July 28, 2006, Storm Cat closed a revolving line of credit facility providing for a credit line of up to $250 million. Loans made under the revolving credit agreement are secured by mortgages on the Company’s oil and gas properties and guaranteed by Storm Cat’s Powder Basin assets.

Each loan bears interest at a Eurodollar rate or a base rate, as requested by Storm Cat, plus an applicable percentage based on Storm Cat’s usage of the facility. In addition, under the terms of the $250 million credit agreement, Storm Cat will pay a commitment fee quarterly in arrears based on a percentage multiplied by the daily amount that the aggregate commitments exceed borrowings under the agreement. Storm Cat did not borrow any funds at the time of execution of the credit agreement.

The credit facility is available to provide funds for the exploration, development and/or acquisition of oil and gas properties and for working capital and other general corporate purposes. Interest on funds drawn will be paid monthly with the principal due July 28, 2010. The agreement provides for semi-annual evaluation of the borrowing base, which will be determined as a percentage of the discounted present value of the Company’s oil and natural gas reserves.

On July 21, 2006, Storm Cat entered into a commodity swap cash settlement transaction.  The quantity committed to the swap is 1,500 MMBTUs per day beginning August 1, 2006 through July 9, 2006.  The total quantity is 1,644,000 MMBTUs.  The fixed price in the agreement is $7.16 per MMBTU which is CIG pricing.

Reserves

The Company provides semi-annual reserve estimates.  The latest reserves for the Company were filed on SEDAR under Canadian National Instrument 51-101 guidelines on April 11, 2006 (www.sedar.com).

Results of Operations
Six months ended June 30, 2006 compared to Six Months Ended June 30, 2005
Selected Operating Data:

	Six Months Ended
	June 30,
	2006	2005
Net production:
Natural gas (MMcf)	457.4	276.7

Oil and gas sales (in thousands)
Natural gas	$2,878	$1,612

Average sales prices:
Natural gas (per Mcf)	$6.29	$5.83

Additional data (per Mcfe):
Gathering & Transportation	1.23	0.98
Lease operating expenses	$2.95	$3.53

Depreciation, depletion and amortization expense (1)	$2.32	$1.87
General and administrative excluding Stock Based Compensation net of capitalization	$4.94	$4.76
General and administrative expenses (Includes Stock Based Compensation)	$6.04	$4.76

  (1) – Excludes $2.0M impairment expenses on Mongolia Properties in 2005 and $88,000 in 2006

Gas Revenue Sales. Our natural gas sales revenue increased approximately $1.266 million to $2.878 million in the first six months of 2006 compared to the first six months of 2005.  Sales are a function of sales volumes and average sales prices. Our sales volumes increased 65.3% between periods on an Mcfe basis. The volume increase resulted primarily from acquisition activities and successful drilling activities over the past year that produced new sales volumes that more than offset natural decline.  Our average price for natural gas sales increased 7.9% between periods.

 Lease Operating Expenses. Our lease operating expense increased approximately $0.374 million to $1.350 million in the first six months of 2006 compared to the first six months of 2005. The increase resulted primarily from costs associated with new property acquisitions over the past year. Our lease operating expense as a percentage of oil and gas revenue sales decreased from 60.5% during the first six months of 2005 to 46.9% during the first six months of 2006 as lease operating costs increases did not keep pace with sales price increases. Our lease operating expenses per Mcfe decreased from $3.53 during the first six months of 2005 to $2.95 during the same period in 2006.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense (“DD&A”) increased $0.5 million to $1.1 million during the first six months of 2006 compared to $0.6 million for the same period in 2005. The increase resulted from increased production due to our recent acquisitions and an increase in the DD&A rate. On an Mcfe basis, the rate increased from $1.87 during 2005 to $2.32 in 2006 (excludes Mongolia impairments). The increase in rate is primarily due to higher acquisition costs.  The components of our DD&A expense were as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Impairment	$88	$1,957
Depletion	911	499
Depreciation	150	85
Total	$1,149	$2,541

General and Administrative Expenses. We report general and administrative expense net of capitalized overhead. The components of our general and administrative expense were as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
General and administrative expenses	$3,876	$1,460
Capitalized Overhead	(1,114)	(143)
General and administrative expense, net	$2,762	$1,317

General and administrative expense before capitalized overhead increased $2.393 million to $3.876 million during the initial six months of 2006 compared to $1.460 million during the same period in 2005. The largest components of the increase related to costs associated with stock-based compensation of $1.451 million and increased salaries with related benefits and taxes of $0.728 million. In 2005 no stock based compensation was recorded until the fourth quarter. The increase in salaries was due primarily to an increase in the employee base due to our continued growth. The increase in capitalized overhead was caused by an increase in operated properties due to acquisition and drilling activity during the last half of 2005 and the first six months of 2006.

Three months ended June 30, 2006 compared to Three Months Ended June 30, 2005
Selected Operating Data:

	Three Months Ended June 30,
	2006	2005
Net production:
Natural gas (MMcf)	234.4	181.9

Oil and gas sales (in thousands)
Natural gas	$1,599	$1,172

Average sales prices:
Natural gas (per Mcf)	$6.82	$6.44

Additional data (per Mcfe):
Gathering & Transportation	$1.20	$1.46
Lease operating expenses	$3.30	$4.46
Depreciation, depletion and amortization expense (1)	$2.44	$1.49
General and administrative excluding
Stock based compensation net of capitalization expenses	$3.88	$5.37

General and administrative expenses including stock based compensation	$4.94	$5.37

(1) – Excludes $2.0M impairment expenses on Mongolia Properties in 2005 and $88,000 in 2006.

Natural Gas Sales. Our natural gas sales revenue increased approximately $0.4 million to $1.6 million in the second quarter of 2006 compared to the second quarter of 2005.  Almost all of the added revenue is from a 28.9% sales volumes increase between periods. The volume increase resulted primarily from acquisition activities and successful drilling activities over the past year that produced new sales volumes that more than offset natural decline. Our production volumes in the first half of 2006 were less than anticipated due drilling delays caused by regulatory and environmental issues.  Our average price for natural gas sales increased 5.9% in the second quarter 2006 compared to the 2005 second quarter.

Lease Operating Expenses. Lease operating expenses totaled  approximately the same amount in the second quarter of 2006 compared to 2005 second quarter.  However, on a per Mcfe basis there has been a decline of $1.16 per Mcfe.  The higher per Mcfe lease operating expense in the first half of 2005 is attributable to the Company’s recent acquisition of its Powder River properties and assumption of operations.  Over the ensuing twelve months, the Company has been able to lower is operating costs per Mcfe as its streamlined operations and increase production on its acquired properties.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense (“DD&A”) increased $0.2 million to $0.6 million during the first three months of 2006 compared to $0.3 million for the same period in 2005 (excludes Mongolia impairment). The increase resulted from increased production due to our recent acquisitions and an increase in the DD&A rate. On an Mcfe basis, the rate increased from $0.95 between the comparative quarters. The increase in rate is primarily due to additional acquisitions made at a higher per mcfe rate than the initial acquisition.  The components of our DD&A expense were as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Impairment	$88	$1,957
Depletion	$500	$269
Depreciation	73	51
Total	$661	$2,277

General and Administrative Expenses. We report general and administrative expense net of capitalized overhead. The components of our general and administrative expense were as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
General and administrative expenses	$1,888	$1,099
Capitalized Overhead	(729)	(122)
General and administrative expense, net	$1,159	$977

General and administrative expense before reimbursements increased $0.8 million to $1.9 million in the second quarter 2006 compared to the same period in 2005. The largest components of the increase related to stock based compensation. We recorded $0.7 million in stock based compensation in the second quarter of 2006 and no stock base compensation in the second quarter of 2005.  Additionally, salaries increased by $0.2 million and was partially offset by a $0.1 million reduction in consulting.  The increase in salaries was due primarily to an increase in the employee base due to our continued growth. The increase in capitalization was directly related to the stock based compensation and salary base.

Forward Sales:

The Company has entered into contracts to deliver and sell gas at the following prices.  The Company accounts for these as normal sales.

•                  1,000/day sale for 1 yr for April 05 - March 06 at $6.95/mmbtu for delivery at Cheyenne Hub. *

•                  20,000/mo (666/day) sale for June 05 - March 06 at $6.34/mmbtu for delivery at Cheyenne Hub. *

•                  10,000/mo (333/day) sale for September 05 - March 06 at $9.10/mmbtu for delivery at Cheyenne Hub. *

•                  10,000/mo (333/day) sale for November 05 - October 06 at $8.31/mmbtu for delivery at Cheyenne Hub.

•                  30,000/mo (1,000/day) sale for April 06 - October 06 at $9.10/mmbtu for delivery at Cheyenne Hub.

*  The forward sales asterisked above expired in the first quarter 2006

The Company has a firm transportation agreement that expires on April 11, 2013 to transport gas from Cheyenne Plains to ANR PEPL (Oklahoma).  The agreement calls for the Company to pay $0.34/Dth on 2,000 Dth/D or approximately $20,000 per month.  The firm commitment payment is offset by any gathering charges for volumes shipped to the ANR PEPL (Oklahoma) delivery hub.

The Company has a firm transportation agreement that expires November 30, 2013.  The agreement requires the Company to pay $0.15 per Dth on 100% load basis of 4,000 Dth/D.  Gas is received at Glenrock and delivered to the Dullknife hub.

The Company will require further financing to carry out its development plan and the pending acquisition.  Management will consider the financing needs of the Company during the current fiscal year and, if suitable opportunities arise, will undertake new equity and/or debt financings.  Any financing is subject to regulatory approvals.  Some of the financing will require that a portion of our current production is hedged.

Outstanding Share Data

As of June 30, 2006, the Company had 66,635,794 shares issued and outstanding. There are 6,796,786 share purchase, finder fee and agent warrants outstanding.  There are currently 5,065,000 share purchase options outstanding under the Company’s Amended and Restated Share Option Plan and Resctricted Share Unit Plan dated for reference June 27, 2006.  The total authorized options under the plan as of June 30, 2006 are 10,000,000.

During the 6 months ended June 2006, the following warrants and options were exercised:

•                  753,906 warrants for gross proceeds of $1,297,034 (US Dollars)

•                  227,500 options for gross proceeds of   139,321 (US Dollars)

Capital Resources

The Company did not complete any private placements in the first quarter or second quarter of 2006.

Management anticipates raising additional funds through the private placement of common shares and/or the issuance of debt in order to meet its anticipated capital needs for the remainder of 2006.  The Company has budgeted to spend $43.0 million on capital projects in 2006 and $31.0 million to close the contemplated acquisition in the Powder River Basin.  The $43.0 million capital budgets is allocated as follows: $11.5 million for development of its Powder River Basin properties, $15.0 million in Elk Valley British Columbia, $1.6 million in Alaska, $0.6 million on the Mouse Mountain Project in Saskatchewan, $3.6 million in Alberta, $3.8 million in Fayetteville, $0.3 million in Mongolia and $6.6 million for drilling on the properties the Company expects to acquire in the Powder River Basin.

The Company is also investigating participation opportunities in additional exploration and development projects.  If new project interests are acquired, the Company will require additional funds for acquisition and exploration and/or development of these new projects.

The Company does not have any outstanding debt and has not drawn on its credit facility. There are no off-balance sheet arrangements other than the forward sale transaction.  There are no outstanding legal proceedings against the Company.

Liquidity Measures (MM)	June 30, 2006	December 31, 2005
Deficit	$12.251	$9.761
Working capital	$3.891	$18.446

RELATED PARTY TRANSACTIONS

The Company paid $105,195 in the first six months of 2006 for legal fees to a law firm of which one of the Company’s directors is a partner.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In December 2005, the Company adopted the U.S. dollar as its functional and reporting currency to recognize that the majority of its activity is conducted in U.S. dollars.  The Company believes this will facilitate a more direct comparison to other North American exploration and development companies.  Prior to December 2005, the Company presented its financial statements using generally accepted accounting principles in Canada, and utilized the Canadian dollar as its functional and reporting currency. Financial information for periods prior to December 2005 have been restated in order to conform to the current method of presentation.

Critical accounting estimates used in the preparation of the financial statements include the Company’s estimate of the value of stock based compensation.  These estimates involve considerable judgment and are, or could be, affected by significant factors that are out of the company’s control.

The factors affecting stock based compensation include estimates of when stock options might be exercised and the stock price volatility.  The timing for exercise of options is out of the Company’s control and will depend, among other things, upon a variety of factors including the market value of company shares and the financial objectives of the holders of the options.  The Company has used historical data to determine volatility in accordance with Black-Scholes modeling, however, the future volatility is inherently uncertain and the model has its limitations.  While these estimates can have a material impact on the amount of the stock based compensation expense and hence results of operations, there is no impact on the Company’s financial condition.

The Company’s recorded value of its oil and gas properties is in all cases, based on historical costs.  The Company is in an industry that is exposed to a number of risks and uncertainties, including exploration risk, development risk, commodity price risk, operating risk, ownership and political risk, funding and currency risk as well as environmental risk.  The Company’s financial statements have been prepared with these risks in mind.  All of the assumptions set out herein are potentially subject to significant change and out of the company’s control.  These changes are not determinable at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities  and SFAS No. 140,  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities . SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have an impact on our results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140  (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-01, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option  (“EITF 05-01”). The EITF consensus applies to the issuance of equity securities to settle a debt instrument that was not otherwise currently convertible but became convertible upon the issuer’s exercise of call option when the issuance of equity securities is pursuant to the instrument’s original conversion terms. The adoption of EITF 05-01 is not expected to have an impact on our results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).  This interpretation clarifies the application of SFAS 109 by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing May 1, 2007. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in commodity prices and interest rates are included in Item 11 of our Annual Report on Form 20-F for the fiscal year ended December 31, 2005.

Although Storm Cat Energy Corporation did not have any swaps or hedges in place in the second quarter of 2006, effective August 1, 2006 the following commodity swap will be in place:

Commodity	Period	Quarterly Volume	Fixed Price per
		(MMBtu)	MMBTU
Natural Gas	08/2006 to 09/2006	91,500	$7.16
Natural Gas	10/2006 to 12/2006	138,000	$7.16
Natural Gas	01/2007 to 03/2007	135,000	$7.16
Natural Gas	04/2007 to 06/2007	136,500	$7.16
Natural Gas	07/2007 to 09/2007	138,000	$7.16
Natural Gas	10/2007 to 12/2007	138,000	$7.16
Natural Gas	01/2008 to 03/2008	136,500	$7.16
Natural Gas	04/2008 to 06/2008	136,500	$7.16
Natural Gas	07/2008 to 09/2008	138,000	$7.16
Natural Gas	10/2008 to 12/2008	138,000	$7.16
Natural Gas	01/2009 to 03/2009	135,000	$7.16
Natural Gas	04/2009 to 06/2009	136,500	$7.16
Natural Gas	7/2009	46,500	$7.16

The commodity swap shown above was set up in conjunction with the credit facility, to have access to the funds required to explore and develop our existing acreage and to make acquisitions.  The swap is at CIG prices.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management evaluated, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2006. Based upon their evaluation of these disclosures controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of  June 30, 2006.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.                                                  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 3. Key Information—Risk Factors” in our Annual Report on Form 20-F for the fiscal year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 20-F are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2006 100,000 warrants were exercised at $.50 per share, 10,140 warrants were exercised at $2.60 per share and 119,924 warrants were exercised at $2.40 per share (share price is in Canadian dollars).  The common shares were issued upon exercise of the warrants in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

Storm Cat Energy Corporation held its annual meeting of shareholders on June 27, 2006. At such meeting, David G. Wight, Jon R. Whitney, J. Scott Zimmerman, Michael O’Byrne, Robert D. Penner, Michael J. Wozniak and Robert J. Clark were elected as directors for terms to expire at the 2007 annual meeting of shareholders and until their successors are duly elected and qualified pursuant to the following votes:

	Shares Voted
Name of Nominee	For	Withheld
David G. Wight	36,489,448	476,172
Jon R. Whitney	36,493,516	472,104
J. Scott Zimmerman	36,528,646	436,974
Michael O’Byrne	36,566,913	399,707
Robert D. Penner	36,546,306	419,314
Michael J. Wozniak	36,529,946	435,674
Robert J. Clark	36,530,006	435,614

The appointment of Hein & Associates LLP as independent registered public accountants was ratified for the ensuing year.  Additionally, shareholders passed a special resolution amending the Articles of the Company to, among other things, create a class of Preferred Shares issuable in series.  In addition, resolutions were adopted to: (i) give the directors the authority to seek additional equity financing over the coming year; (ii) adopt a Restricted Share Unit Plan; and (iii) to amend and restate the Company’s Share Option Plan to, among other things, increase the aggregate number of common shares reserved for issuance under the both plans.  The voting for each of the above items is as follows:

	Shares Voted
Issues put before Shareholders	For	Against	Withheld
Appointment of Auditors – Hein & Associates LLP	36,803,488		162,632
Create Preferred Shares	13,528,603	2,589,211	—
Private Placements	13,175,933	2,941,881	—
Approve and Adopt Restricted Share Unit Plan	12,917,779	3,200,035	—
Approve and Adopt Amended and Restated Share Option Plan	13,105,977	3,011,837	—

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

3.1	Notice of Articles, dated July 10, 2006

3.2	Amendment to Articles, dated June 27, 2006

10.1	Storm Cat Energy Corporation Amended and Restated Share Option Plan

10.2	Form of Option Commitment relating to Storm Cat Energy Corporation Amended and Restated Share Option Plan

10.3	Storm Cat Energy Corporation Restricted Share Unit Plan

10.4	Form of RSU Agreement relating to Storm Cat Energy Corporation Restricted Share Unit Plan

31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORMCAT ENERGY CORPORATION

Date: August 9, 2006	By	/s/ J. Scott Zimmerman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	By	/s/ Paul Wiesner
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Notice of Articles, dated July 10, 2006

3.2	Amendment to Articles, dated June 27, 2006

10.1	Storm Cat Energy Corporation Amended and Restated Share Option Plan

10.2	Form of Option Commitment relating to Storm Cat Energy Corporation Amended and Restated Share Option Plan

10.3	Storm Cat Energy Corporation Restricted Share Unit Plan

10.4	Form of RSU Agreement relating to Storm Cat Energy Corporation Restricted Share Unit Plan

31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.