Form 10-Q
period 2006-09-30
Storm Cat Energy CORP
filed 2006-11-09
CIK 1178818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

 (registrant’s telephone number, including area code): (303) 991-5070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer     ☒ Accelerated filer     ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

As of October 31, 2006, there were 80,429,820 common shares outstanding.

Table of Contents

TABLE OF CONTENTS PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II - OTHER INFORMATION
Item 1A. Risk Factors
Item 6. Exhibits
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to 18 U.S.C. Section 1350
Certification of CFO Pursuant to 18 U.S.C. Section 1350

Table of Contents

PART I—FINANCIAL INFORMATION

 Item 1. Financial Statements

STORM CAT ENERGY CORPORATION

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005
Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2006 (Unaudited) and 2005
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the Year Ended December 31, 2005 and the Nine Months Ended September 30, 2006 (Unaudited)
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 (Unaudited) and 2005
Condensed Notes to Consolidated Financial Statements (Unaudited)

STORM CAT ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(stated in U.S. Dollars, in thousands)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents:	$20,139	$29,502
Accounts Receivable:
Joint Interest Billing	442	703
Revenue Receivable	1,192	504
Fair Value of Derivative Instruments (Note 10)	2,039	—
Prepaid Costs and Other Current Assets	1,289	445

Total Current Assets	25,101	31,154

PROPERTY AND EQUIPMENT:
Oil and Gas Properties: (Note 2)
Undeveloped Properties	33,552	5,078
Developed Property	54,760	23,367
Impairments	(4,157)	(2,125)
Less: Accumulated Depreciation, Depletion and Amortization	(2,944)	(1,502)

Total Oil and Gas Properties, net	81,211	24,818

Fixed Assets	1,056	911
Accumulated Depreciation	(335)	(106)

Total Property and Equipment, net	81,932	25,623

Fair Value of Derivative Instruments - Long Term (Note 10)	909	—
Restricted Investments (Note 5)	435	176

TOTAL ASSETS	$108,377	$56,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$37	$3,815
Revenue Payable	975	313
Accrued and Other Liabilities	13,680	7,850
Accrued Interest	417	—
Notes Payable (Note 9)	7,500	—

Total Current Liabilities	22,609	11,978

LONG-TERM LIABILITIES:
Asset Retirement Obligation (Note 6)	1,646	793
Notes Payable - Long-Term (Note 9)	20,000	—
Flow-through Shares Liability	1,219	731

Total Liabilities	45,474	13,502

STOCKHOLDERS’ EQUITY:
Common Stock, without par value unlimited common shares authorized, issued and outstanding: 80,403,570 at September 30, 2006 and 65,654,388 at December 31, 2005	70,341	50,858
Contributed Surplus	4,441	2,204
Accumulated Other Comprehensive Income	4,095	151
Accumulated Deficit	(15,974)	(9,762)
Total Stockholders’ Equity	62,903	43,451

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,377	$56,953

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(stated in U.S. Dollars and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Oil and Gas Revenue	$2,181	$1,241	$5,060	$2,853

EXPENSES:
Operating Costs
Gathering and Transportation	343	221	906	491
Operating Expenses	693	379	2,043	1,355
General and Administrative	1,690	720	3,047	2,037
Stock-based Compensation	786	—	2,237	—
(Gain) on Property Sales	—	—	(185)	—
Accretion Expense	95	—	146	—
Depreciation, Depletion and Amortization	834	362	1,807	947
Impairment	1,912	—	2,000	1,957

Total Operating Expenses	6,353	1,682	12,001	6,787

Operating Loss	(4,172)	(441)	(6,941)	(3,934)

OTHER EXPENSE (INCOME):

Loss on Foreign Exchange	—	—	11	11
Interest (Income)	(93)	—	(433)	—
Interest Expense	417	—	(424)	—

Total Other Expense Income	324	—	2	11

Recovery of Future Income Tax Asset	(731)	—	(731)	—

NET LOSS	$(3,765)	$(441)	$(6,212)	$(3,945)

Basic and diluted loss per share (Note 3)	$(0.055)	$(0.009)	$(0.093)	$(0.092)

Weighted average number of shares outstanding	68,581,241	46,832,470	67,060,208	43,011,713

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Unaudited)

(stated in U.S. Dollars and in thousands, except per share amounts)

	Common Stock		Share	Contributed	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Subscription	Surplus	Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2004	32,560,714	$5,917	$22	$289	$229	$(1,393)	$5,064
Issuance of shares for cash
-pursuant to a private placements	18,993,826	37,745	—	—	—	—	37,745
-pursuant to warrants exercised	13,453,180	10,661	—	—	—	—	10,661
-pursuant to a private placement of flow-through shares	646,668	287	—	—	—	—	287
Share issuance costs	—	(3,043)	—	—	—	—	(3,043)
Flow-through share liability	—	(731)	—	—	—	—	(731)
Non-cash compensation charge	—	—	—	1,915	—	—	1,915
Comprehensive loss (Note 4)
Net loss	—	—	—	—	—	(8,369)	(8,369)
Foreign currency translation	—	—	—	—	(78)	—	(78)
Total comprehensive loss	—	—	—	—			(8,447)

BALANCE AT DECEMBER 31, 2005	65,654,388	$50,836	$22	$2,204	$151	$(9,762)	$43,451

Issuance of shares for cash
-pursuant to warrants exercised	$753,906	$1,297	$—	$—	$—	$—	$1,297
-pursuant to stock options exercised	227,500	139	—	—	—	—	139
-pursuant to a private placement of flow-through shares	6,172,839	9,933	—	—	—	—	9,933
-pursuant to a private placement in Sept.	7,594,937	10,727	—	—	—	—	10,727
Share issuance costs	—	(1,394)	—	—	—	—	(1,394)
Flow-through share liability	—	(1,219)	—	—	—	—	(1,219)
Non-cash compensation charge	—	—	—	2,237	—	—	2,237
Other	—	22	(22)	—	—	—	—
Comprehensive loss (Note 4)
Net loss	—	—	—	—	—	(6,212)	(6,212)
Change in derivative instrument fair value	—	—	—	—	3,253	—	3,253
Reclassification to earnings	—	—	—	—	(305)	—	(305)
Foreign currency translation	—	—	—	—	996	—	996
Total comprehensive loss	—	—	—	—			(2,268)

BALANCE AT SEPTEMBER 30, 2006	80,403,570	$70,341	$—	$4,441	$4,095	$(15,974)	$62,903

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(stated in U.S. Dollars and in thousands)

	For the Nine Months Ended
	September 30,	September 30,
	2006	2005

Cash flows from operating activities:
Net Loss	$(6,837)	$(3,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and impairments	3,703	2,905
Asset retirement obligation	146	—
Gain on disposition of properties	185	—
Changes in operating working capital:
Changes in operating assets and liabilites:
Accounts receivable	(427)	66
Other current assets	(844)	(1,401)
Accounts payable	(3,784)	334
Other current liabilites	3,284	61
Net cash used in operating activities	(3,949)	(1,980)
Cash flows from investing activities:
Restricted investments	(259)	(152)
Capital expenditures - oil and gas properties	(56,446)	(12,115)
Other capital expenditures	(145)	(523)
Net cash used in investing activities	(56,850)	(12,790)
Cash flows from financing activities:
Issuance of shares of stock for cash	20,214	20,879
Contributed surplus	2,238	—
Flow-through shares	1,219	—
Bank debt	35,000	—
Repayment of bank debt	(7,500)	—
Net cash provided by financing activities	50,440	20,879
Effect of exchange rate changes on cash	996	(367)
Net increase (decrease) in cash and cash equivalents	(9,363)	5,742
Cash and cash equivalents and beginning of period	29,502	2,665
Cash and cash equivalents at end of period	$20,139	$8,407

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.          Basis of Presentation

Storm Cat Energy Corporation, together with its consolidated subsidiaries, (“Storm Cat” or “the Company”) is an independent oil and gas company focused on exploration and development of unconventional gas reserves, which are reserves from fractured shales, coal beds and tight sand formations.  The Company has producing properties in Wyoming’s Powder River Basin (“PRB”).  Its primary exploration and development acreage is located in Canada and the United States.

The accompanying unaudited condensed consolidated financial statements include the accounts of Storm Cat, and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the preparation of interim financial information.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the financial position of Storm Cat as of September 30, 2006, and results of operations for the three months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005.  Interim results are not necessarily indicative of the results that may be expected for a full year because of the impact of fluctuations in prices received for oil and natural gas and other factors.

Financial information for periods prior to December 2005, previously accounted for in Canadian Dollars and under accounting principles and practices generally accepted in Canada (“Canadian GAAP”), has been restated in U.S. Dollars in order to conform to the current method of presentation.  The effects of such changes on the quarterly financial information previously presented for the first three quarters of 2005 is shown in Note 13 of the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2005.  These reclassifications had no affect on the net loss.

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

For a more complete understanding of Storm Cat’s operations, financial position and accounting policies, these condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2005.

Certain reclassifications have been made to prior amounts to conform to the classifications used in the current period.

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

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations.  These unproved properties are assessed periodically to ascertain whether impairment has occurred.  When proved reserves are assigned, the cost of the property is added to costs subject to depletion.  When property is considered to be impaired, the costs are reported as a period expense.  As the Company has no proved reserves in Canada or Mongolia, the properties were expensed immediately through the recognition of an $88,000 impairment for costs related to Mongolia, and a $1.9 million impairment for Moose Mountain in Canada during the nine months ended September 30, 2006.  A $2.0 million impairment was also taken for Mongolia in the second quarter of 2005.  Proceeds from sales, if any, of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the estimated proved oil and gas reserves attributable to a cost center.

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated depletion and net of related deferred income taxes, if any, may not exceed an amount referred to as the “ceiling”.  The ceiling is the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the lower of cost or fair market value of unproved properties.  The present value of estimated future net revenues is computed by pricing estimated future production of proved reserves at current period end product prices, and then deducting future expenditures estimated to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.  If the amount of capitalized costs exceeds the ceiling, a write-down of the capitalized costs is required unless commodity prices increase subsequent to the end of the period such that the deficiency is reduced or eliminated.  Once a write-down has been recorded, it may not be reversed in a subsequent period.

At September 30, 2006, the ceiling value of the Company’s reserves was calculated based upon quoted market prices of $3.26 per Mcf for Colorado Interstate Gas (“CIG”) gas, plus a $0.15 per Mcf premium for gas delivered to the Cheyenne Hub.  Using this pricing, and Storm Cat’s cash flow hedges of gas production in place at September 30, 2006, the net book value of oil and gas properties would have exceeded the ceiling amount by $6.6 million.  The Company had approximately 3,684.5 MMBtu’s of future production hedged at September 30, 2006 (see Item 3 of this Form 10-Q for additional discussion of the Company’s hedging activities).

Subsequent to quarter end (on October 18, 2006), the market price for CIG gas increased to $4.94 per Mcf.  Utilizing this pricing plus the Company’s $0.15 per Mcf premium, and the cash flow hedges in place on September 30, 2006, the Company’s net book value of natural gas properties did not exceed the ceiling amount. As a result of the increase in the ceiling amount using the subsequent prices, the Company has not recorded a write down of its oil and gas property costs.  As of October 31, 2006, the price for CIG had increased to $5.98 per MBtu.

Decreases in market prices from October 18, 2006 levels, as well as changes in production rates, levels of reserves, the evaluation of costs excluded from amortization, future development costs, and service costs could result in future ceiling test impairments.

Note 3.          Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share is calculated giving effect to the potential dilution that would occur if vested stock options and stock purchase warrants were exercised.  The dilutive effect of options and warrants is computed by application of the treasury stock method which assumes that proceeds from the exercise of in-the-money options and warrants would be used to repurchase common shares at average market prices during the period.  Diluted amounts are not presented when the effects of the computations are anti-dilutive due to net losses incurred.  Accordingly, there is no difference in the amounts presented for basic and diluted loss per share for the three months ended September 30, 2006 and 2005.  Listed below is a table showing both the basic and diluted shares outstanding at September 30, 2006 and 2005, respectively.

	September 30,	September 30,
Total Diluted Shares Outstanding	2006	2005
Shares Outstanding	80,403,570	51,204,000
Options Outstanding	5,205,000	3,824,166
Warrants Outstanding	8,923,968	10,553,557
Total Diluted Shares Outstanding	94,532,538	65,581,723

Note 4.          Comprehensive Loss

Comprehensive loss consists of net loss, the effects of currency translation, and the unrealized gain on hedges.  Comprehensive loss for the three and nine months ended September 30, 2006 and 2005, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Loss	$(3,765)	$(441)	$(6,212)	$(3,945)
Effects of Currency Translation	50	(253)	996	(355)
Unrealized Gain on Hedges	2,948	—	2,948	—
Comprehensive Loss	$(767)	$(694)	$(2,268)	$(4,300)

Note 5.          Restricted Investments

Storm Cat was required to post three performance bonds totaling $434,000 in connection with its operations in Wyoming.  The funds are held as insured interest bearing certificates of deposit at an interest rate of 2.5%, payable annually.

Note 6.          Asset Retirement Obligation

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

A reconciliation of the changes in the asset retirement obligation for the nine months ended September 30, 2006 is as follows:

Balance at December 31, 2005	$793,141
Adjustment for revision of estimated life in the Powder River Basin	(205,661)
Additional liabilities incurred	911,892
Accretion expense	146,365
Balance at September 30, 2006	$1,645,737

Note 7.          Stock-based Compensation

Storm Cat grants stock options at exercise prices equal to the fair market value of the Company’s stock at the date of the grant, and accounts for its options using the fair value method.  The fair value is determined using a Black-Scholes option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying shares and the expected dividends, and the risk-free interest rate over the expected life of the option.

The fair value of stock-based compensation is expensed, with a corresponding increase to capital surplus.  Upon exercise of stock options, the consideration paid upon exercise is recorded as additional value of common shares, and the amount previously recognized in capital surplus is reclassified to common shares.

The Company has reserved a total of 10,000,000 shares in the aggregate for issuance under the terms of the Storm Cat Energy Corporation Amended and Restated Share Option Plan (the “Amended Option Plan”) and the Storm Cat Energy Corporation Restricted Share Unit Plan, both approved by the shareholders on June 27, 2006.  All options granted prior to the approval of the Amended Option Plan are included in the number of options covered under the Amended Option Plan.

A summary of the status of the options under the Amended Option Plan as of September 30, 2006 and changes during the nine months then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price (1)

Options outstanding at December 31, 2005	3,824,166	$1.30
Options granted	1,685,000	$2.94
Options exercised	227,500	$0.61
Options expired/cancelled	76,666	$2.85
Options outstanding at September 30, 2006	5,205,000	$1.83
Options exercisable at September 30, 2006	3,076,671	$1.18
(1) Exercise price is in Canadian dollars.

Note 8.          Non-cash Items

Non-cash items excluded from the cash flow are capital accrual related to oil and gas asset additions and the associated liability.  These amounts totaled $13,072,000 in September 2006 and $10,173,000 in December 2005.  An additional non-cash item excluded from the cash flow is the increase in the asset retirement obligation in 2006 of $705,000.

Note 9.          Bank Credit Facility

On July 28, 2006, Storm Cat entered into a $250 million Credit Agreement (the “Credit Agreement” or the “Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”).  Borrowings made under the Credit Agreement are guaranteed by the Company’s subsidiaries and secured by a pledge of the capital stock of its subsidiaries and mortgages on its Powder River Basin properties.  At September 30, 2006 there was $20 million outstanding on the Senior portion of the credit facility.  However, the Company subsequently paid down $651,000 in order to secure two letters of credit, the total of which is considered usage for purposes of calculating availability and commitment fees.  The Agreement also includes a $15 million short-term Bridge Facility (the “Bridge Facility”) which is discussed further below.

The initial aggregate commitment of the lenders under the Credit Agreement is $250 million, subject to a borrowing base which has initially been set at $20 million.  The aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base.  Interest on borrowings is payable quarterly and principal is due at maturity on July 28, 2010.

Interest on borrowings under the Credit Agreement accrues at variable interest rates at either, at the Company’s election, a Eurodollar rate or an alternate base rate.  The Eurodollar rate is calculated as LIBOR plus an applicable margin that varies from 1.25% (for periods in which the Company has utilized less than 50% of the borrowing base) to 2.00% (for periods in which the Company has utilized greater than 90% of the borrowing base).  The alternate base rate is calculated as (1) the greater of (a) the Prime Rate or (b) the Federal Funds Effective Rate plus 1/2%, plus (2) an applicable margin that varies from 0% (for periods in which the Company has utilized less than 50% of the borrowing base) to 0.50% (for periods in which the Company has utilized greater than 90% of the borrowing base).  Storm Cat elects the basis of the interest rate at the time of each borrowing.  In addition, the Company is obligated to pay a commitment fee under the Credit Agreement quarterly in arrears based on a percentage multiplied by the daily amount that the aggregate commitments exceed borrowings under the Agreement.  The commitment fee percentage varies from 0.30% to 0.50% based on the percentage of the borrowing base utilized.

The Credit Agreement requires the Company to comply with financial covenants as follows:  (1) a ratio of current assets to current liabilities (determined at the end of each quarter) of not less than 1:1; and (2) a ratio of total funded debt to EBITDA (as such terms are defined in the Credit Agreement) for the most recent quarter annualized not to be greater than 3.5:1 for the fiscal quarters annualized ending December 31, 2006 and March 31, 2007, and 3:1 for each subsequent quarter.  In addition, the Credit Agreement contains covenants that restrict the Company’s ability to incur other indebtedness, create liens or sell its assets, pay dividends on its common shares and make certain investments.

Current assets are defined according to the Agreement as current assets of the Parent and its Subsidiaries (as such terms are defined in the Credit Agreement), excluding amounts “due to or due from” Parent and its Subsidiaries, plus the unutilized commitment under the Credit Agreement minus current FASB 133 and FASB 143 assets.  Current liabilities are defined as the current obligations of the Parent and/or Subsidiaries, excluding the current portion of the Credit Agreement and current FASB 133 and FASB 144 liabilities.

The Credit Agreement is available to provide funds for the exploration, development and/or acquisition of oil and gas properties and for working capital and other general corporate purposes.  The Credit Agreement provides for semi-annual evaluation of the borrowing base, which will be determined as a percentage of the discounted present value of the Company’s oil and natural gas reserves.

The Company had drawn down $15 million under the Bridge Facility since the time of the Agreement’s execution to help fund its recent PRB acquisition.  On September 27, 2006, the Company used proceeds from an equity financing transaction and paid down $7.5 million under the Bridge Facility leaving a balance of $7.5 million outstanding at the end of the quarter.  The Company paid $850,000 in fees to JPMorgan associated with the Bridge Facility ($800,000 for an up-front fee and $50,000 for a structuring fee).  The fees have been recorded as deferred financing costs in the accompanying financial statements and are being amortized though the first quarter of 2007, at which time the Company expects to have paid the Bridge Facility in full.

The Company would be out of compliance if the EBITDA calculation was required for the quarter ended September 30, 2006. This is a result of the Company booking only one month of revenue from the recent PRB acquisition in accordance with purchase accounting requirements. Management does not anticipate being out of debt covenant requirements for the quarter ending December 31, 2006 as the Company will book a full quarter of operating results from the PRB acquisition. However, if the Company is unable to meet its debt covenants and/or is unable to renegotiate the covenant, it could result in liquidity problems and possible curtailment of future planned operational activities.

Note 10.        Derivative Financial Instruments

The Company recognized a gain of $300,000 from its derivative contracts in the third quarter of 2006.  No hedges were in place during 2005 as indicated in the table below, which summarizes derivative instrument gain (loss) activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Derivative contract settlements realized in oil and gas hedge gain (loss)	$305	$0	$305	$0
Derivative contracts included in unrealized derivative gain	2,948	0	2,948	0
Total	$3,253	$0	$3,253	$0

Oil and Gas Commodity Hedges

To mitigate a portion of the potential exposure to adverse market changes, the Company has entered into various derivative contracts.  As of September 30, 2006, the Company has hedge contracts in place through 2011 for a total of approximately 3,684.5 MMBtu of anticipated production.  The Company anticipates that all forecasted transactions will occur by the end of their originally specified periods.  All contracts are entered into for other than trading purposes.

As of September 30, 2006, all natural gas derivative instruments qualified as cash flow hedges for accounting purposes.  The estimated fair value of natural gas derivative contracts designated and qualifying as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), was an unrealized gain of $2.948 million as of September 30, 2006.

Realized gains or losses from the settlement of gas derivative contracts are reported in the total operating revenues section on the consolidated statements of operations.  Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings.  Any change in fair value resulting from ineffectiveness is recognized currently in derivative loss in the consolidated statement of operations.

The Company has minimized ineffectiveness by entering into gas derivative contracts indexed to CIG.   As the Company’s derivative contracts contain the same index as the Company’s sale contracts, this results in hedges that are highly correlated with the underlying hedged item.

Note 11.        Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies, primarily through its operations in Canada. The Company monitors this exposure but has not entered into any hedging arrangements to protect itself from currency fluctuations.  As of September 30, 2006, $12.1 million U.S. dollar equivalent, or approximately 60% of the Company’s cash, was held in Canadian dollars. Canadian dollars were converted to U.S. Dollars as of September 30, 2006 at $0.8979 as found on www.oanda.com/convert/fxhistory.

Note 12.        Sales and Transportation Commitments

a)      Forward Sales

As of September 30, 2006, Storm Cat is subject to the following delivery commitments under sales agreements.  The Company accounts for these as normal sales.

•              10,000/mo (333/day) sale for November 05 - October 06 at $8.31/MBtu for delivery at Cheyenne Hub.

•              30,000/mo (1000/day) sale for April 06 - October 06 at $9.10/MBtu for delivery at Cheyenne Hub.

b)      Firm Transportation Service Agreements

The Company has a firm transportation agreement in place through April 11, 2013 to transport gas from Cheyenne Plains to ANR PEPL (Oklahoma).  The agreement calls for the Company to pay $0.34 per Dth on 2,000 Dth/D or approximately $20,000 per month.  The firm commitment payment is offset by any gathering charges for volumes shipped on the Cheyenne Plains pipeline to the ANR PEPL (Oklahoma) delivery hub.  Storm Cat has sold its 2,000 Dth/D capacity commitment for a period of sixteen months (from November 2006 through February 2008) at the full rate and volume commitment.

The Company also has a firm transportation agreement with an unaffiliated third party that expires November 30, 2013.  The agreement requires the Company to pay $0.15 per Dth on 100% load basis of 4,000 Dth/D.  Gas is received at Glenrock and delivered to the Dullknife hub.  The Company is currently meeting its volume commitment relative to this agreement.

Storm Cat entered into a gathering agreement with an unaffiliated third party which requires payment of gathering fees of $0.47 per Mcf on the following annual volumes: 2006 - 2,064,600; 2007 — 2,482,231; 2008 — 2,040,575.  In the event that Storm Cat is unable to meet these annual delivery levels they will be liable at a rate of $0.47 per undelivered Mcf.  Over delivered volumes will count toward the overall commitment through 2008.  The rate drops to $0.284 per Mcf for future volumes.

Note 13.        Commitments and Contingencies

The Company leases 8,802 square feet of administrative office space in the United States and 5,495 square feet of administrative office space in Canada under operating lease arrangements through November 30, 2009 and March 31, 2010, respectively.  A summary of future minimum lease payments under the non cancelable operating leases as of September 30, 2006 is as follows:

United States
Year Ending December 31, 2006	$38,142
Year Ending December 31, 2007	154,218
Year Ending December 31, 2008	156,419
Year Ending December 31, 2009	145,233

Total	$494,012

Commitments relative to Canadian leases are stated in U.S. Dollars utilizing the current average exchange rate for the 273 days in 2006 as reported by Oanda.com historical currency exchange rates.  The rate used for conversion and applied to the future minimum lease payments is $0.88318)

Canada
Year Ending December 31, 2006	$27,684
Year Ending December 31, 2007	110,736
Year Ending December 31, 2008	110,736
Year Ending December 31, 2009	110,736
Year Ending December 31, 2010	27,684

Total	$387,576

Note 14.        Subsequent Events

Cessford Area, Alberta - Farm-out

Storm Cat farmed-out acres in the Cessford Area of Alberta.  The Assignee is to drill a 1,165 meter (3,822 feet) horizontal well to test the Mannville Coals.  Upon completion of the test well, the Assignee will earn 100% working interest in the spacing unit for the test well and Storm Cat will retain a 5% overriding royalty which is convertible to a 50% working interest after payout.  The Assignee has the option, 50 days from rig release of the test well, to elect to drill an option well.  If it elects to drill the option well, it is to spud the same within 90 days of election date.  Earning for the option well is to be the same as for the test well.  The Assignee has the option to drill additional option wells pursuant to the same terms and conditions until all of the farmout lands are earned.

Judy Creek Area, Alberta - Farm-in

On or before December 30, 2006 Storm Cat will drill a 1,460 meter (4,790 feet) test well to evaluate the Banff formation and the Mannville Coals.  Upon completion of the test well, Storm Cat will earn a 60% working interest in the farm-out lands.  Storm Cat has the option, for 60 days from rig release of the test well, to elect to drill an option well.  The option well must spud within 60 days of the election date.  Should Storm Cat choose to drill the option well, it would earn 60% working interest in the option lands.

Leasehold Purchase - Cleburne, Conway and Faulkner Counties, Arkansas

Effective October 12, 2006, Storm Cat signed a letter of intent to purchase one hundred percent of a third party’s right, title and interest in the oil and gas leases, wells and associated equipment and personal property in the counties of Cleburne, Conway and Faulker, Arkansas.  The purchase involves approximately 2,300 gross and 384 net mineral acres and a net revenue interest of 77.5%.  The acquisition also gives Storm Cat immediate participation in five wells at various stages of drilling and completion with working interests in the 1% to 2% range.

Restricted Share Units Issued

On October 13, 2006, the Company issued an additional 26,250 fully vested restricted shares from its treasury to its directors for services pursuant to a Board-approved compensation plan. The Company’s compensation cost relative to the restricted share issuance is $44,076, which will be recognized in the fourth quarter.

Letters of Credit

Subsequent to the end of the third quarter, JPMorgan issued two letters of credit on behalf of Storm Cat; one on October 11, 2006 in the amount of $176,000, and another on October 23, 2006 in the amount of $475,000.  The Company paid down a portion of its Senior credit facility by this amount in order to fund the letters of credit.

Note 15.        Powder River Basin Acquisition

Properties from Storm Cat’s recent PRB acquisition are located in and around its core PRB operating area, allowing the Company to further capitalize on economies of scale and operating efficiencies. Storm Cat acquired approximately 10.2 Bcf of proved reserves. Gross production from the acquired properties is approximately 7.0 MMcf/d (3.0 MMcf/d net) of natural gas from 64 producing coalbed methane (“CBM”) wells, 46 of which are operated by Storm Cat.  Approximately 80% of the acreage of this acquisition is undeveloped.

The Company plans to file a Form 8-K/A with the SEC on or before November 15, 2006 which will reflect its pro forma financial statements associated with this acquisition.

Note 16.        Differences Between Canadian and United States Accounting Principles

These financial statements have been prepared in accordance with U.S. GAAP which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with Canadian GAAP.

Differences between U.S. GAAP and Canadian GAAP impact the Company as follows:

 a)     Mineral Properties and Deferred Exploration Costs

Under Canadian GAAP, resource property acquisition and exploration costs may be deferred and amortized to the extent they meet certain criteria.  The Company follows the full cost method of accounting for its oil and gas properties under U.S. GAAP, which follows the same convention as Canadian GAAP.  Under the successful efforts method, resource property acquisition and exploration costs related to unproved properties must be expensed as incurred.

b)      Stock-based Compensation

The Company grants stock options at exercise prices equal to the fair market value of the Company’s common shares at the date of the grant.  Under Statement of Financial Accounting Standards (SFAS) No. 123 the Company had accounted for its employee stock options under the fair value method.  The fair value is determined using an option pricing model that takes into account the share price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying common shares and the expected dividends, and the risk-free interest rate over the expected life of the option.

As a result of the new recommendations of the Canadian Institute of Chartered Accountants regarding accounting for stock-based compensation, there is no difference between Canadian GAAP and U.S. GAAP for the three months and nine months ended September 30, 2006.

c)      Oil and Gas Properties

Prior to January 2004, there were certain differences between the full cost method of accounting for oil and gas properties as applied under Canadian GAAP and as applied under U.S. GAAP.  The principal difference was in the method of performing ceiling test evaluations under the full cost method of accounting rules.  Under Canadian GAAP prior to January 2004, impairment of oil and gas properties was based on the amount by which a cost center’s carrying value exceeded its undiscounted future net cash flows from proved reserves using period-end, non-escalated prices and costs, less an estimate for future general and administrative expenses, financing costs and income taxes. Effective January 2004, Canadian GAAP requires recognition and measurement processes to assess impairment of oil and gas properties using estimates of future oil and gas prices and costs plus the cost of unproved properties that have been excluded from the depletion calculation. In the measurement of the impairment, the future net cash flows of a cost center’s proved and probable reserves are discounted using a risk-free interest rate.

For U.S. GAAP purposes, future net cash flows from proved reserves using period-end, non-escalated prices and costs, are discounted to present value at 10% per annum and compared to the carrying value of oil and gas properties.  The Company performed a ceiling test in accordance with U.S. GAAP and determined that an impairment would not be required because gas prices had recovered since September 30, 2006 (see Note 2 for further details).

d)      Comprehensive Loss

U.S. GAAP requires disclosure of comprehensive loss which, for the Company, is net loss under U.S. GAAP plus the change in cumulative translation adjustment under U.S. GAAP.  Also included is the unrealized gain or loss on future volumes Storm Cat has hedged.  The Company has 3.5 MMBtu’s per day hedged through August 2009. This results in a current difference between U.S. and Canadian GAAP in that such amounts are recognized as income or loss on a current basis in the statement of operations under Canadian GAAP.

The concept of comprehensive loss does not come into effect until fiscal years beginning on or after October 1, 2006 for Canadian GAAP.  Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.

e)      Flow-Through Shares

U.S. GAAP requires the stated capital on flow-through share issuances to be equal to the estimated fair market value of the shares on the date of issue.  The difference between the gross proceeds received on the issuance of the shares and the estimated fair market value of the shares is recorded as a liability (the “Premium”) until the renunciation of expenditures has occurred. Under Canadian GAAP, the gross proceeds received on flow-through share issuances are initially recorded as share capital. The Premium recorded as a current liability under U.S. GAAP at December 31, 2005 was $731,057.  As of September 30, 2006, this liability under U.S. GAAP has been reduced to $0 and the renunciation of expenditures has occurred.  The Company issued 6,172,839 flow-through share units on September 27, 2006.  The Premium on flow- through share liability related to these share units is $1,219,370.

Under Canadian GAAP, the gross proceeds received on flow-through share issuances are initially recorded as share capital. When the expenditures are incurred and the tax deductions are renounced to subscribers, Canadian GAAP requires that the stated capital be reduced and that income tax benefits be recorded for the estimated future income taxes payable that were renounced.  Under U.S. GAAP, the future tax liability is recorded through a charge to income tax expense less the reversal of the Premium previously reported, the initial liability is adjusted to a deferred income tax liability and as a result of the recalculation of the Company’s deferred taxes, this amount ultimately is recorded as an income tax benefit.

The impact of the above on the financial statements is as follows:

Income Statement	Nine Months Ended September 30,
dollars in thousands, except per share (unaudited)	2006	2005

Net loss for the year per U.S. GAAP	$(6,212)	$(3,945)

Adjustment for flow-through share liability	1,389	-

Adjustments for foreign exchange gain (loss)	996	(355)

Net loss for the year per Canadian GAAP	$(3,827)	$(4,300)

Basic and diluted loss per share per Canadian GAAP	$(0.057)	$(0.100)

Weighted average number of shares outstanding per U.S. GAAP	67,060,208	43,011,713

Balance Sheet	September 30,	December 31,
dollars in thousands (unaudited)	2006	2005

Total assets per U.S. GAAP	$108,377	$56,953

Total assets per Canadian GAAP	$108,377	$56,953

Total liabilities per U.S. GAAP	$45,474	$13,502
Adjustment for flow-through share liability	(1,219)	(731)

Total liabilities per U.S. GAAP and Canadian GAAP	$44,255	$12,771

Stockholders’ Equity	September 30,	December 31,
dollars in thousands (unaudited)	2006	2005

Deficit, end of the year, per U.S. GAAP	$(15,974)	$(9,762)
Adjustment for flow-through share liability	1,389	-
Foreign exchange adjustment	996	151

Deficit, end of the year, per Canadian GAAP	(13,589)	(9,611)
Adjustment for flow-through share liability	(1,389)	(151)
Accumulated comprehensive income	(996)	(151)
Share capital, share subscriptions and contributed surplus per Canadian and U.S. GAAP	74,782	53,061

Stockholders’ equity per Canadian GAAP	$58,808	$43,299

Stockholders’ equity per U.S. GAAP	$58,808	$43,299

Cash Flow Statement	Nine Months Ended September 30,
dollars in thousands (unaudited)	2006	2005
Cash flows used in operating activities per U.S. GAAP	$(3,949)	$(1,979)
Adjustment for flow-through share liability	(1,389)	—

Cash flows used in operating activities per Canadian GAAP	(2,560)	(1,979)

Cash flows from financing activities per U.S. GAAP	50,440	20,879
Adjustment for flow-through share liability	(1,389)	—

Cash flows from financing activities per Canadian GAAP	49,051	20,879

Cash flows used in investing activities per U.S. GAAP	(56,850)	(12,790)

Cash flows used in investing activities per Canadian GAAP	(56,850)	(12,790)

Effect of foreign exchange on cash flows	996	(366)

Increase (decrease) in cash per U.S. GAAP and Canadian GAAP	$(9,363)	$5,743

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Storm Cat,”, “SCE”, “we,” “us,” “our” or “ours” when used herein this Item refer to Storm Cat Energy Corporation, together with its operating subsidiaries.  When the context requires, the Company refers to these entities separately.

CAUTION REGARDING FORWARD LOOKING STATEMENTS

This publication contains certain “forward-looking statements” as defined in the United States Private Securities Litigation Reform Act of 1995.  Such statements are based on the Company’s current expectations, estimates and projections about the industry, management’s beliefs and certain assumptions made by it; and involve a number of risks and uncertainties including but not limited to economic, competitive, governmental and geological factors effecting the Company’s operations, markets, products and prices and other risk factors.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes” or similar expressions are intended to identify forward-looking statements.  There can be no assurances that such statements will prove to be accurate and actual results and future events could differ materially from those anticipated in such statements.  Factors that could cause future results to differ materially from those anticipated in these forward-looking statements include the volatility of natural gas prices, the possibility that exploration efforts will not yield economically recoverable quantities of gas, accidents and other risks associated with gas exploration and development operations, the Company’s need for and availability of additional financing, and the other risk factors discussed in greater detail in the Company’s various filings with the Securities and Exchange Commission (“SEC”) and Canadian securities regulators, including the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2005.

Overview

Storm Cat Energy is an independent oil and gas company focused on exploration and development of unconventional gas reserves, which are reserves from fractured shales, coal and tight sand formations.  The Company has producing properties in Wyoming’s Powder River Basin (“PRB”).  Its primary exploration and development acreage is located in Canada and the United States.  Storm Cat continues to execute on its long-term strategy of growth through continued development and the acquisition of prospective acreage that exploits the abilities of the Company’s technical team.

Operational Area Update

Since October 2004, Storm Cat has acquired a large and highly prospective group of assets, all targeting vast unconventional resources of natural gas.  Excluding the Joint Development Agreement (“JDA”) with an independent third party (explained in detail below), which has not yet closed, the Company has operating control of approximately 179,556 gross acres, or 163,964 net acres (excluding Moose Mountain in Saskatchewan, which was impaired in the amount of $1.9 million in the third quarter of 2006).

In 2006, Storm Cat has drilled 66 operated wells.  An additional 35 wells are anticipated to be drilled by year-end.

The Company closed on the $30.7 million PRB acreage purchase from a third party effective July 1, 2006.  It has received approval for a Federal Plan of Development (“POD”) for 38 wells on this acreage with 25 of these wells to be drilled in 2006.  To further develop the acreage, application is being made on two Federal PODs for 2007.  A total of 145 locations are anticipated to be drilled to develop the acquired acreage.  With the new acreage acquisition, Storm Cat now controls 39,235 gross (29,410 net) acres in the Powder River Basin (excluding the Joint Development Agreement as discussed below).

Current Operations

Powder River Basin (Wyoming):

Production from the Storm Cat’s PRB properties approximates 13,200 gross and 7,050 net Mcf per day.

The Company had 238 operated and 29 non-operated gas wells in Campbell County, Wyoming producing as of September 30, 2006.  Additionally, it had nine operated and one non-operated gas well(s) outside the Campbell County, Wyoming area; for a total well count of 247 operated and 30 non-operated as of September 30, 2006.

•      Powder River Basin Acquisition – Properties from the recent acquisition are located in and around Storm Cat’s core PRB operating area, allowing the Company to further capitalize on economies of scale and operating efficiencies.  Storm Cat acquired approximately 10.2 Bcf of proved reserves. Storm Cat’s reserve quantity estimations were evaluated by Netherland Sewell & Associates (“NSAI”). Gross production from the acquired properties is approximately 7.0 MMcf/d (approximately 3.0 MMcf/d net) of natural gas from 64 producing coalbed methane (“CBM”) wells, 46 of which are operated by Storm Cat.  Approximately 80% of the acreage of this acquisition is undeveloped.

•      Joint Development Agreement (“JDA”) – On September 14, 2006, Storm Cat entered into JDA with an unaffiliated third party to jointly develop certain lands for CBM in the PRB.  Under the JDA, Storm Cat and its JDA partner will establish an Area of Mutual Interest (“AMI”) in which Storm Cat will act as Operator.  Storm Cat acquired an undivided 50% of its JDA partner’s working interest and production in existing wells, leasehold and infrastructure.  The Company will have the option to earn an undivided 50% interest in the JDA partner’s leasehold within the AMI through development.

•      Drilling Operations – Thirty-five wells were drilled in the first half of 2006, and an additional twenty-one wells were spud in the third quarter.  Storm Cat has drilled 56 wells year-to-date of an anticipated/budgeted 66 wells at Northeast Spotted Horse (“NESH”) and Jamison/Twenty Mile.  One rig currently operates in this area.   Twenty-five additional wells are anticipated to be drilled in connection with the recent PRB acquisition.

•     Permitting

o      A POD for Jamison/Twenty Mile, comprised of 20 predominantly Cook/Wall multi-seam wells, has been approved.

o      The Federal POD for Pee Gee Ranch (part of the recent PRB acquisition), comprised of 38 Cook/Wall multi-seam wells, has been approved.

o      A Federal POD for Ford Ranch, comprised of 33 multi-seam wells, has been completed and submitted to the BLM.  Approval is anticipated in December 2006 or January 2007.

o      Fee wells at Ford Ranch have been permitted for 2007.

o      State wells in Sheridan County are being permitted for 2007.

o      Federal PODs are being prepared for Bitter Creek and Highline (part of the recent PRB acquisition).

•      Gas and Water Gathering System Construction – Gas and water system construction is on-going for the current phases of drilling.

Alaska:

The Northern Dancer #1 well, spud February 14, 2006, reached a total depth of 6,243 feet in mid-March.  Open hole logs were run and production casing was set to total depth.  The well encountered a significant amount of total coal (274 feet between 1,000 feet and total depth), as well as inter-bedded conventional sandstones.

The Company is currently evaluating the well’s logs, gas shows and cuttings as well as researching offsetting/analogous well information relative to a planned completion attempt in 2007.  Cost and availability of completion rigs and services has prohibited completion activity for the remainder of 2006.

Elk Valley (British Columbia):

Storm Cat has five wells in Elk Valley on production as of September 30, 2006; three West pilot wells previously drilled, reactivated and remediated; and two new wells drilled, completed and put on production in 2006.  Total current gas production is approximately 250 Mcf/d. None of the gas produced from this area is being sold during the present evaluation period.  Recent production has been as high as 400 Mcf/d.  Production was at 220 Mcf/d when the West pilot well was deactivated.

•      Drilling Operations – Five wells were drilled in the third quarter of 2006 with the following results:

o      d-73-L well:  Drilled in 11 days, finding 283 feet of net coal

o      a-83-L well:  Drilled in 14 days, finding 203 feet of net coal

o      b-74-L well:  Drilled in 11 days, finding 255 feet of net coal

o      a-94-L well:  Drilled in 17 days, finding 202 feet of net coal

o      c-53-L well:  Drilled in 9 days, finding 258 feet of net coal

•      Completion Operations – Completions for the five 2006 drilled wells are scheduled to start in November 2006.

•      Compression – Storm Cat is currently evaluating/engineering gas plant (treatment and compression) and gas sales line options.

•      Permitting – One of six locations that were selected for 2006 was not drilled but has an active license.  Storm Cat has also selected six additional locations and has begun the licensing process.

•      Gas and Water Gathering System Construction – Facility and pipeline construction to tie the west and central (east) facilities is complete.  This created additional water handling capacity needed for the 2006 drilling program and tied-in all gas gathering systems at the planned central gas treatment and compression facility.  Construction for the gas and water pipeline routes for the wells drilled in 2006 is also complete.

Storm Cat assumed 100% operatorship of the 77,775 gross/net acre Elk Valley Project, effective October 31, 2006.  The former operator retains a 2.5% overriding royalty interest.

Moose Mountain (Saskatchewan):

The Company drilled, cased and completion tested three Moose Mountain wells in 2006.  This property was impaired in the amount of $1.9 million in the third quarter of 2006.  Storm Cat subsequently sold its working interest in this property to avoid plugging and abandonment costs, but has retained a 1% overriding royalty interest.

Alberta:

In Alberta, the Cessford 2-19-26-15W4 well was drilled vertically to total depth in the second quarter of 2006.  The Basal Quartz Channel sand was encountered, but was wet.  The Mid-Mannville Coal was cored in order to obtain gas content and rank data.  The Mannville Coal was completed in the third quarter of 2006.

•      Permitting - A number of surface locations have been surveyed and Storm Cat is in the process of submitting applications to permit drilling locations.

Storm Cat’s technical team is evaluating the drilling and completion test results, as well as core data retrieved from the Cessford 2-19 well, toward testing the potential of the Mannville Coal.  The Company’s core analysis indicates that the coal’s thickness and gas content quantity provide sufficient petrophysical evidence to support Storm Cat’s decision to move rapidly into an exploration/exploitation phase, including horizontal wells and application of a variety of completion techniques, all with the goal of deriving the highest and best gas quantities from the project.

Arkansas/Fayetteville:

On May 10, 2006, Storm Cat closed a transaction in the Fayetteville Shale play in Arkansas.  Storm Cat acquired a 100% working interest in approximately 16,166 gross and 12,044 net acres in Van Buren, Pope and Searcy Counties, Arkansas.  Storm Cat owns a 100% working interest and an 80% net revenue interest in the leasehold.  Storm Cat has continued to lease in the area in order to consolidate and enhance the existing acreage block which now has 17,797 gross and 12,999 net acres.  The Company’s detailed geologic and engineering model has targeted as many as six initial locations to be drilled on its leasehold sometime during the second or third quarter of 2007.

Recent Developments

Joint Development Agreement

As previously disclosed, on September 14, 2006, Storm Cat entered into a JDA with an unaffiliated third party to jointly develop certain lands for CBM exploitation in the PRB.  Under the JDA, Storm Cat and its JDA partner will establish an AMI in which Storm Cat will act as Operator.  Storm Cat acquired an undivided 50% of its JDA partner’s working interest in existing wells, leasehold and infrastructure.  The Company will have the option to earn an undivided 50% interest in the JDA partner’s leasehold within the AMI through future development.

The JDA is an opportunity for the Company to acquire additional PRB leasehold interests adjacent or contiguous to the Company’s existing CBM development project in its core Northeast Spotted Horse operating area in Campbell County, Wyoming.  The proximity affords the Company the ability to increase its critical mass here and provides the opportunity to leverage its technical knowledge in multi-seam completion techniques while providing economies of scale associated with a larger project area.  The JDA is an extension of the Company’s current asset base and provides a foundation for future reserve and production growth in the area.  Storm Cat’s technical team has experience in developing CBM in the PRB and will use its expertise to efficiently exploit the leasehold while continuing to drive down exploration and development costs.

Subsequent to the signing of the JDA, Storm Cat has 60 days to evaluate and submit a plan of development to its JDA partner and will begin developing the properties upon the agreement of both parties.

Results of Operations

Comparative Results of Operations for the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30,
Selected Operating Data:	2006	2005
Net Sales Volume:
Natural Gas (MMcf)	828.9	480.5

Oil and Gas Sales (in thousands)
Natural Gas	$5,060	$2,853

Average Sales Prices:
Natural Gas (per Mcf)	$6.10	$5.94

Additional Data (per Mcf):
Gathering and Transportation	$1.09	$1.02
Lease Operating Expenses	$1.80	$2.53
Ad Valorem and Property Taxes	$0.66	$0.29
Depreciation, Depletion and Amortization Expense	$2.18	$1.97
General and Administrative, net of capitalization	$3.68	$4.24
Stock-based Compensation	$2.70	$—

Natural Gas Sales.  Natural gas sales revenue increased approximately 77.4% from $2.853 million in the first nine months of 2005 to $5.060 million for the same period in 2006.  Sales revenue is a function of sales volumes and average sales prices. Sales volumes increased 72.5% between periods.  The volume increase resulted primarily from acquisition activities and successful drilling activities over the past year that produced new sales volumes that more than offset the natural decline in production.  The Company’s average price for natural gas increased 2.7% between periods.

Lease Operating Expenses.  Lease operating expenses increased approximately $0.279 million to $1.495 million in the first nine months of 2006 compared to $1.216 million the first nine months of 2005.  The increase resulted primarily from costs associated with new property acquisitions and drilling in the current year.  Lease operating expenses as a percentage of oil and gas sales decreased from 42.6% during the first nine months of 2005 to 29.5% during the first nine months of 2006 as lease operating cost increases did not keep pace with volume and sales price increases.  Lease operating expenses per Mcf decreased 28.7% from $2.53 during the first nine months of 2005 to $1.80 during the same period in 2006.

Ad Valorem and Property Taxes. Ad valorem and property taxes increased approximately $0.408 million to $0.548 million in the first nine months of 2006 compared to $0.139 million the first nine months of 2005.  The increase resulted primarily from gas volume increases over the past year.  Ad valorem and property taxes as a percentage of oil and gas sales increased from 4.9% during the first nine months of 2005 to 10.8% during the first nine months of 2006.  This increase is attributable to the Company’s decision in the current year to collect ad valorem tax in advance of payment.  Ad valorem and property tax per Mcf increased 128.5% from $0.29 during the first nine months of 2005 to $0.66 during the same period in 2006.

Depreciation, Depletion and Amortization. DD&A increased by $0.860 million to $1.807 million during the first nine months of 2006 compared to $0.947 million for the same period in 2005.  This increase resulted from increased production from recent acquisitions and an increase in the DD&A rate.  The per Mcf rate increased $0.21 from $1.97 in the first nine months of 2005 to $2.18 for the same period in 2006.  The components of DD&A expense were as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Depreciation	$229	$155
Depletion	1,578	792
Amortization	—	—

Depreciation, Depletion and Amortization	$1,807	$947

General and Administrative Expenses. The Company reports general and administrative expense net of capitalized overhead.  The components of general and administrative expense were as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
General and Administrative Expenses	$4,621	$2,370
Capitalized Overhead	(1,574)	(333)

General and Administrative Expense, net	$3,047	$2,037

General and administrative expense before capitalized overhead increased $2.251 million to $4.621 million during the initial nine months of 2006 compared to $2.370 million during the same period in 2005.  One of the largest components of the increase is attributed to salaries and related benefits and taxes which totaled $0.918 million in the nine months of 2006.  The increase in salaries was attributable to an increase in the employee base resulting from the Company’s continued growth.  Additionally, consulting fees increased by $0.244 million, public company and filing fees increased by $0.33 million, and bank fees increased by $0.575 million (primarily related to the amortized portion of up-front fees associated with the Company’s debt financing with JPMorgan, all of which were the result of growth and fund-raising activities in 2006).  The increase in capitalized overhead was caused by a combination of increases in the number of operated properties, new acquisitions, stepped-up drilling activity and the associated increased employee costs during the first nine months of 2006.

Comparative Results of Operations for the Three Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,
Selected Operating Data:	2006	2005
Net Sales Volume:
Natural Gas (MMcf)	371.5	203.8

Oil and Gas Sales (in thousands)
Natural Gas	$2,181	$1,241

Average Sales Prices:
Natural Gas (per Mcf)	$5.87	$6.09

Additional Data (per Mcf):
Gathering & Transportation	$0.92	$1.08
Lease Operating Expenses	$1.40	$1.54
Production and Ad Valorem Taxes	$0.47	$0.32
Depreciation, Depletion and Amortization Expense	$2.24	$1.78
General and Administrative, net of capitalization	$4.55	$3.53
Stock-based Compensation	$2.09	$—

Natural Gas Sales.  Natural gas sales revenue increased approximately $0.940 million to $2.181 million in the third quarter of 2006 compared to $1.241 million for the same quarter of 2005.  Sales revenue is a function of sales volumes and average sales prices.  Sales volumes increased 82.3% between periods.  The volume increase resulted primarily from acquisition activities and successful drilling activities over the past year that produced new sales volumes that more than offset the natural decline in production.  The Company’s average price for natural gas decreased 3.6% between periods.

Lease Operating Expenses.  Lease operating expenses increased approximately $0.207 million to $0.520 million in the third quarter of 2006 compared to $0.313 million the third quarter of 2005.  The increase resulted primarily from costs associated with new property acquisitions and drilling in the current year.  Lease operating expenses as a percentage of oil and gas sales stayed relatively flat at 25.2% during the third quarter of 2005 compared to 23.8% for the same period in 2006.  On a per Mcf basis, lease operating expenses decreased slightly from $1.54 during third quarter of 2005 to $1.40 during the same period in 2006.

Ad Valorem and Property Taxes.  Ad valorem and property taxes increased approximately $0.107 million to $0.173 million in the third quarter of 2006 compared to $0.066 million the third quarter of 2005.  The increase resulted primarily from gas volume increases over the past year.  Ad valorem and property taxes as a percentage of oil and gas sales increased from 5.3% during the third quarter of 2005 to 7.9% for the same period in 2006.  This increase is attributable to the Company’s decision in the current year to collect ad valorem tax in advance of payment.  Ad valorem and property tax per Mcf increased 43.8% from $0.32 during third quarter of 2005 to $0.47 during the same period in 2006.

Depreciation, Depletion and Amortization. DD&A increased $0.472 million to $.834 million during the third quarter 2006 compared to $0.362 million for the same period in 2005.  This increase resulted from increased production from recent acquisitions and an increase in the DD&A rate.  The per Mcf rate increased $0.46 from $1.78 in the third quarter of 2005 to $2.24 for the same period in 2006. The Company revisited its DD&A calculation and increased the rate in the fourth quarter of 2005. The components of DD&A expense were as follows (in thousands):

Depreciation, Depletion and Amortization. DD&A increased $0.472 million to $.834 million during the third quarter 2006 compared to $0.362 million for the same period in 2005. This increase resulted from increased production from recent acquisitions and an increase in the DD&A rate. The Company revisited its DD&A calculation and increased the rate it was using in the fourth quarter of 2005. The per Mcf rate increased $0.46 from $1.78 in the third quarter of 2005 to $2.24 for the same period in 2006. The components of DD&A expense were as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Depreciation	$168	$69
Depletion	666	293
Amortization	—	—

Depreciation, Depletion and Amortization	$834	$362

General and Administrative Expenses.  The Company reports general and administrative expense net of capitalized overhead.  The components of general and administrative expense were as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
General and Administrative Expenses	$2,150	$910
Capitalized Overhead	(460)	(190)

General and Administrative Expense, net	$1,690	$720

General and administrative expense before capitalized overhead increased $1.240 million to $2.150 million in the third quarter 2006 compared to $0.910 million the same period in 2005.  Salaries increased by $0.362 million between quarters, which is primarily attributable to an increase in the employee base due to continued growth.  Consulting increased $0.481 million and public company and filing fees increased $0.147 million between quarters.  The $.270 million increase in capitalized overhead between periods is attributable to a combination of increases in the number of operated properties, new acquisitions, stepped-up drilling activity and the associated increased employee costs during the current quarter.

Forward Sales

The Company has entered into contracts to deliver and sell gas at the following prices.  The Company accounts for these as normal sales.

•      1,000/day sale for 1 yr for April 05 - March 06 at $6.95/MBtu for delivery at Cheyenne Hub. *

•      20,000/mo (666/day) sale for June 05 - March 06 at $6.34/MBtu for delivery at Cheyenne Hub. *

•      10,000/mo (333/day) sale for September 05 - March 06 at $9.10/MBtu for delivery at Cheyenne Hub. *

•      10,000/mo (333/day) sale for November 05 - October 06 at $8.31/MBtu for delivery at Cheyenne Hub.

•      30,000/mo (1,000/day) sale for April 06 - October 06 at $9.10/MBtu for delivery at Cheyenne Hub.

*  The forward sales asterisked above expired in the first quarter 2006

Firm Transportation Commitments

The Company has a firm transportation agreement in place through April 11, 2013 to transport gas from Cheyenne Plains to ANR PEPL (Oklahoma).  The agreement calls for the Company to pay $0.34 per Dth on 2,000 Dth/D or approximately $20,000 per month.  The firm commitment payment is offset by any gathering charges for volumes shipped on the Cheyenne Plains pipeline to the ANR PEPL (Oklahoma) delivery hub.  Storm Cat has sold its 2,000 Dth/D capacity commitment for a period of sixteen months (from November 2006 through February 2008) at the full rate and volume commitment.

The Company also has a firm transportation agreement with an unaffiliated third party that expires November 30, 2013.  The agreement requires the Company to pay $0.15 per Dth on 100% load basis of 4,000 Dth/D.  Gas is received at Glenrock and delivered to the Dullknife hub.  The Company is currently meeting its volume commitment relative to this agreement.

Commodity Swaps

On July 21, 2006, Storm Cat entered into a commodity swap cash settlement transaction.  The outstanding quantity committed to the swap as of September 30, 2006 is 1.5 MMBtu’s per day beginning October 1, 2006 through July 9, 2009.  The total quantity is 1,552.5 MMBtu’s.  The fixed price in the agreement is $7.16 per MBtu (CIG pricing).

On August 29, 2006, Storm Cat entered into a second commodity swap cash settlement transaction.  The outstanding quantity committed to the second swap as of September 30, 2006 is 2.0 MMBtu’s per day beginning October 1, 2006 through August 31, 2009.  The total quantity is 2,132.0 MMBtu’s.  The fixed price in the agreement is $7.27 per MBtu which is CIG pricing.

Outstanding Share Data

As of September 30, 2006, the Company had 80,403,570 shares issued and outstanding. There are 8,923,368 share purchase, finder fee and agent warrants outstanding.  There are currently 5,205,000 common share options outstanding under the Company’s Amended and Restated Share Option Plan and Restricted Share Unit Plan.  The total amount of common shares reserved for issuance under the plans as of September 30, 2006 is 10,000,000 common shares.

During the nine months ended September 30, 2006, the following warrants and options were exercised (in U.S. Dollars):

•              753,906 warrants for gross proceeds of $1,297,034

•              227,500 options for gross proceeds of $139,321

Liquidity and Capital Resources

Private Placement

On September 28, 2006 the Company closed a private placement consisting of the sale to a single investment group based in Ontario, Canada, acting as portfolio manager for fully-managed accounts, of 7,594,937 units (C$12,000,000) and 6,172,839 flow-through common shares (C$11,111,110) (the “Offering”).  Each unit, priced at C$1.58, is comprised of one common share and approximately 0.28 of a common share purchase warrant (2,126,582 warrants).  Each whole common share purchase warrant is exercisable into one common share at a price of C$1.90 per share for a period of 18 months from closing.  Each flow-through common share was priced at C$1.80 per share.  In connection with the Offering, the Company has paid a cash commission equal to 6% of the aggregate gross proceeds of the Offering.

The securities distributed under the Offering are subject to a 4-month hold period and may not be traded before January 28, 2007 unless permitted under applicable securities legislation and the rules of the Toronto Stock Exchange.

The securities issued under the Offering have not been registered under the United States Securities Act of 1933 or any state securities laws, and unless so registered may not be offered or sold in the United States, except pursuant to an exemption from, or in a transaction subject to, the registration requirements of the Securities Act of 1933 and applicable state securities laws.

Bank Credit Facility

On July 28, 2006, Storm Cat entered into a $250 million Credit Agreement (the “Credit Agreement” or the “Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”).  Borrowings made under the Credit Agreement are guaranteed by the Company’s subsidiaries and secured by a pledge of the capital stock of its subsidiaries and mortgages on its Powder River Basin properties.  At September 30, 2006 there was $20 million outstanding on the Senior portion of the credit facility.  However, the Company subsequently paid down $651,000 in order to secure two letters of credit, the total of which is considered usage for purposes of calculating availability and commitment fees.  The Agreement also includes a $15 million short-term Bridge Facility (the “Bridge Facility”) which is discussed further below.

The initial aggregate commitment of the lenders under the Credit Agreement is $250 million, subject to a borrowing base which has initially been set at $20 million.  The aggregate borrowings and outstanding letters of credit under the Credit Agreement may not at any time exceed the borrowing base.  Interest on borrowings is payable quarterly and principal is due at maturity on July 28, 2010.

Interest on borrowings under the Credit Agreement accrues at variable interest rates at either, at the Company’s election, a Eurodollar rate or an alternate base rate.  The Eurodollar rate is calculated as LIBOR plus an applicable margin that varies from 1.25% (for periods in which the Company has utilized less than 50% of the borrowing base) to 2.00% (for periods in which the Company has utilized greater than 90% of the borrowing base).  The alternate base rate is calculated as (1) the greater of (a) the Prime Rate or (b) the Federal Funds Effective Rate plus 1/2%, plus (2) an applicable margin that varies from 0% (for periods in which the Company has utilized less than 50% of the borrowing base) to 0.50% (for periods in which the Company has utilized greater than 90% of the borrowing base).  Storm Cat elects the basis of the interest rate at the time of each borrowing.  In addition, the Company is obligated to pay a commitment fee under the Credit Agreement quarterly in arrears based on a percentage multiplied by the daily amount that the aggregate commitments exceed borrowings under the Agreement.  The commitment fee percentage varies from 0.30% to 0.50% based on the percentage of the borrowing base utilized.

The Credit Agreement requires the Company to comply with financial covenants as follows:  (1) a ratio of current assets to current liabilities (determined at the end of each quarter) of not less than 1:1;  and (2) a ratio of total funded debt to EBITDA (as such terms are defined in the Credit Agreement) for the most recent quarter annualized not to be greater than 3.5:1 for the fiscal quarters ending December 31, 2006 and March 31, 2007, and 3:1 for each subsequent quarter.  In addition, the Credit Agreement contains covenants that restrict the Company’s ability to incur other indebtedness, create liens or sell its assets, pay dividends on its common shares and make certain investments.

The Company would be out of compliance if the EBITDA calculation was required for the quarter ended September 30, 2006. This is a result of the Company booking only one month of revenue from the recent PRB acquisition in accordance with purchase accounting requirements. Management does not anticipate being out of debt covenant requirements for the quarter ending December 31, 2006 as the Company will book a full quarter of operating results from the PRB acquisition. However, if the Company is unable to meet its debt covenants and/or is unable to renegotiate the covenant, it could result in liquidity problems and possible curtailment of future planned operational activities.

Current assets are defined according to the Agreement as current assets of the Parent and its Subsidiaries (as such terms are defined in the Credit Agreement), excluding amounts “due to or due from” Parent and its Subsidiaries, plus the unutilized commitment under the Credit Agreement minus current FASB 133 and FASB 143 assets.  Current liabilities are defined as the current obligations of the Parent and/or Subsidiaries, excluding the current portion of the Credit Agreement and current FASB 133 and FASB 144 liabilities.

The Credit Agreement is available to provide funds for the exploration, development and/or acquisition of oil and gas properties and for working capital and other general corporate purposes.  The Credit Agreement provides for semi-annual evaluation of the borrowing base, which will be determined as a percentage of the discounted present value of the Company’s oil and natural gas reserves.

The Company had drawn down $15 million under the Bridge Facility since the time of the Agreement’s execution to help fund its recent PRB acquisition.  On September 27, 2006, the Company used proceeds from an equity financing transaction and paid down $7.5 million under the Bridge Facility leaving a balance of $7.5 million outstanding at the end of the quarter.  The Company paid $850,000 in fees to JPMorgan associated with the Bridge Facility ($800,000 for an up-front fee and $50,000 for a structuring fee).  The fees have been recorded as deferred financing costs in the accompanying financial statements and are being amortized though the first quarter of 2007, at which time the Company expects to have paid the Bridge Facility in full.

Additional Financing

The Company is constantly investigating participation opportunities in additional exploration and development projects.  If new project interests are acquired, the Company will require additional funds for acquisition and exploration and/or development of these new projects.

Commitments and Contingencies

There are no off-balance sheet arrangements other than the forward sales transactions.

	September 30,	December 31,
Liquidity Measures (in millions)	2006	2005
Accumulated Deficit	$15.974	$9.762
Working Capital	$2.492	$19.176

Related Party Transactions

The Company paid $208,915 in the first nine months of 2006 for legal fees to a law firm of which one of the Company’s directors is a partner.

Critical Accounting Policies and Estimates

In December 2005, the Company adopted the U.S. dollar as its functional and reporting currency because the majority of its activity is conducted in U.S. dollars.  The Company believes this will facilitate a more direct comparison to other North American exploration and development companies.  Prior to December 2005, the Company presented its financial statements using generally accepted accounting principles in Canada, and utilized the Canadian dollar as its functional and reporting currency.  Financial information for periods prior to December 2005 have been restated in order to conform to the current method of presentation.

Critical accounting estimates used in the preparation of the financial statements include the Company’s estimate of the value of stock-based compensation.  These estimates involve considerable judgment and are, or could be, affected by significant factors that are out of the Company’s control.

The factors affecting stock-based compensation include estimates of when stock options might be exercised and the stock price volatility.  The timing for exercise of options is out of the Company’s control and will depend, among other things, upon a variety of factors including the market value of company shares and the financial objectives of the holders of the options.  The Company has used historical data to determine volatility in accordance with Black-Scholes modeling, however, the future volatility is inherently uncertain and the model has its limitations.  While these estimates can have a material impact on the amount of the stock-based compensation expense and hence results of operations, there is no impact on the Company’s financial condition.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 would not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged.  The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”).  Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged.  The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

Glossary of Natural Gas Terms

The following is a  description  of the meanings of some of the natural gas and oil industry terms used in this report.

Bcf.  Billion cubic feet of natural gas.

Btu or British Thermal Unit.  The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Completion.  The installation of permanent equipment for the production of  natural gas  or oil.

Condensate.  Liquid  hydrocarbons  associated  with the production of a primarily natural gas reserve.

Developed acreage.  The number of acres that are allocated or assignable to productive wells or wells capable of production.

Development well.  A well  drilled  within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dth.  Decatherms.

Dth/D.  Decatherms per day.

Dry hole.  A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Exploratory well.  A well drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir.  Generally, an exploratory well is any well that is not a development well, a service well, or a stratigraphic test well.

Farm-in or farm-out.  An  agreement under which the owner of a working interest in a natural gas and oil lease  assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage.  Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage.  The assignor usually retains a royalty or reversionary interest in the lease.  The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”

Field.  An area  consisting  of either a single  reservoir  or multiple reservoirs,  all  grouped  on or  related  to  the  same  individual  geological structural feature and/or stratigraphic condition.

Gross acres or gross wells.  The total acres or wells,  as the case may be, in which a working interest is owned.

Lead.  A specific geographic area which, based on supporting geological, geophysical  or other data,  is deemed to have  potential  for the  discovery of commercial hydrocarbons.

MBtu.  Thousand British Thermal Units.

Mcf.  Thousand cubic feet of natural gas.

Mcfe.  Thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

MMBtu.  Million British Thermal Units.

MMcf.  Million cubic feet of natural gas.

MMcf/d.  One MMcf per day.

MMcfe.  Million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Net acres or net wells.  The sum of the fractional working interest owned in gross acres or wells, as the case may be.

Net feet of pay.  The true vertical thickness of reservoir rock estimated to both contain hydrocarbons  and be capable of contributing to producing rates.

Present value of future net  revenues or present  value or PV-10.  The pre-tax present value of estimated  future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated  production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

Productive well.  A well that is found to be capable of producing hydrocarbons in sufficient quantities  such that proceeds from the sale of the production exceed production expenses and taxes.

Prospect.  A  specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved area.  The part of a property to which proved  reserves have been specifically attributed.

Proved developed oil and gas reserves.  Reserves that can be expected to be recovered through existing  wells with existing equipment and operating methods.  Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed  program has confirmed through production responses that increased recovery will be achieved.

Proved oil and gas reserves.  The estimated quantities of crude oil, natural gas and natural gas liquids  which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions,  i.e., prices and costs as of the date the estimate is made.  Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test.  The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (b) the immediately adjoining  portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data.  In the absence of information on fluid contacts, the lowest known structural  occurrence of hydrocarbons controls the lower proved limit of the reservoir.  Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the  reservoir, provides support for the engineering analysis on which the project or program was based.  Estimates  of proved  reserves do not include the following:  (a) oil that may become  available from known reservoirs but is classified separately as “indicated additional reserves”;  (b) crude oil, natural gas and natural gas liquids, the  recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors;  (c) crude oil,  natural  gas and natural gas liquids that may occur in undrilled prospects; and (d) crude oil, natural gas and natural gas liquids  that may be recovered from oil shales, coal, gilsonite and other such sources.

Proved properties.  Properties with proved reserves.

Proved undeveloped reserves.  Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.  Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.  Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.  Proved undeveloped reserves may not include estimates attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

Reservoir.  A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

Service well.  A well drilled or completed for the purpose of supporting production in an existing field.  Specific purposes of service wells include gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

Undeveloped acreage.  Lease acreage on which wells have not been drilled or completed to a point that  would permit the production of commercial quantities of natural gas and oil  regardless of whether such acreage  contains proved reserves.

Unproved properties.  Properties with no proved reserves.

Working interest.  The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company recognized a gain of $300,000 from its derivative contracts for the three-month and the nine month period ended September 30, 2006.

To mitigate a portion of the potential exposure to adverse market changes, the Company has entered into various derivative contracts.  As of September 30, 2006, the Company has hedge contracts in place through 2011 for a total of approximately 3.684.5 MMBtu of anticipated production.  The Company anticipates that all forecasted transactions will occur by the end of their originally specified periods.  All contracts are entered into for other than trading purposes.

As of September 30, 2006, all natural gas derivative instruments qualified as cash flow hedges for accounting purposes.  The estimated fair value of natural gas derivative contracts designated and qualifying as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), was an unrealized gain of $2.9 million as of September 30, 2006.

Realized gains or losses from the settlement of gas derivative contracts are reported in the total operating revenues section on the consolidated statements of operations.  Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings.  Any change in fair value resulting from ineffectiveness is recognized currently in derivative loss in the consolidated statement of operations.

The Company has minimized ineffectiveness by entering into gas derivative contracts indexed to CIG.   As the Company’s derivative contracts contain the same index as the Company’s sale contracts, this results in hedges that are highly correlated with the underlying hedged item.

At the time of the filing of this report, Storm Cat had the following commodity swaps in place:

Commodity	Period			Quarterly Volume (MMBtu)	Fixed Price per MMBtu
Natural Gas	10/2006	to	12/2006	138.0	$7.16
Natural Gas	01/2007	to	03/2007	135.0	$7.16
Natural Gas	04/2007	to	06/2007	136.0	$7.16
Natural Gas	07/2007	to	09/2007	138.0	$7.16
Natural Gas	10/2007	to	12/2007	138.0	$7.16
Natural Gas	01/2008	to	03/2008	136.0	$7.16
Natural Gas	04/2008	to	06/2008	136.5	$7.16
Natural Gas	07/2008	to	09/2008	138.0	$7.16
Natural Gas	10/2008	to	12/2008	138.0	$7.16
Natural Gas	01/2009	to	03/2009	135.0	$7.16
Natural Gas	04/2009	to	06/2009	136.5	$7.16
Natural Gas	07/2009			46.5	$7.16

Commodity	Period			Quarterly Volume (MMBtu)	Fixed Price per MMBtu
Natural Gas	10/2006	to	12/2006	184.0	$7.27
Natural Gas	01/2007	to	03/2007	180.0	$7.27
Natural Gas	04/2007	to	06/2007	182.0	$7.27
Natural Gas	07/2007	to	09/2007	184.0	$7.27
Natural Gas	10/2007	to	12/2007	184.0	$7.27
Natural Gas	01/2008	to	03/2008	182.0	$7.27
Natural Gas	04/2008	to	06/2008	182.0	$7.27
Natural Gas	07/2008	to	09/2008	184.0	$7.27
Natural Gas	10/2008	to	12/2008	184.0	$7.27
Natural Gas	01/2009	to	03/2009	180.0	$7.27
Natural Gas	04/2009	to	06/2009	182.0	$7.27
Natural Gas	07/2009	to	08/2009	124.0	$7.27

The commodity swaps shown above were established in conjunction with the credit facility to allow the Company access to the funds needed to explore and develop its existing acreage and to make acquisitions.  The swaps are hedged at CIG prices.

A 10% increase/decrease in CIG gas prices will result in a +/- change of $300,000 in the value of unrealized derivatives.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management evaluated, with the participation of the President and Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006.  Based upon their evaluation of these disclosures controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2006.

Changes in internal control over financial reporting.  There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2006 which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 3. Key Information—Risk Factors” in the Company’s Annual Report on Form 20-F for the fiscal year ended December 31, 2005, which could materially affect its business, financial condition or future results.  The risks described in Storm Cat’s Annual Report on Form 20-F are not the only risks facing the Company.  Additional risks and uncertainties not currently known to Storm Cat or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Item 6.   Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description

4.1

Form of Warrant to Purchase Common Shares, dated September 27, 2006, issued by Storm Cat Energy Corporation to each participating managed account holder of Trapeze Capital Corp. in the private placement that closed September 27, 2006 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2006 (File No. 001-32628), and incorporated herein by reference).

10.1

Purchase and Sale Agreement, dated July 17, 2006, by and between Storm Cat Energy (USA) Corporation and Bill Barrett CBM LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2006 (File No. 001-32628), and incorporated herein by reference).

10.2

Credit Agreement, dated as of July 28, 2006, among Storm Cat Energy (USA) Corporation, Storm Cat Energy Corporation, the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Global Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2006 (File No. 001-32628), and incorporated herein by reference).

10.3

Credit Agreement, dated as of July 28, 2006, among Storm Cat Energy Corporation, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Global Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 2, 2006 (File No. 001-32628), and incorporated herein by reference).

10.4

First Amendment, dated as of August 29, 2006, among Storm Cat Energy (USA) Corporation, Storm Cat Energy Corporation, the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Global Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2006 (File No. 001-32628), and incorporated herein by reference).

10.5

Purchase Agreement, dated as of September 15, 2006, by and between Storm Cat Energy Corporation and Trapeze Capital Corp. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2006 (File No. 001-32628), and incorporated herein by reference).

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

STORMCAT ENERGY CORPORATION

Date: November 9, 2006	By	/s/ J. Scott Zimmerman
J. Scott Zimmerman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2006	By	/s/ Paul Wiesner
Paul Wiesner
Chief Financial Officer
(Principal Financial and Accounting Officer)