Form 10-Q/A
period 2006-09-30
Storm Cat Energy CORP
filed 2006-11-13
CIK 1178818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY  NOTE

This Form 10-Q/A of Storm Cat Energy Corporation (the "Company") constitutes Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Original Filing”), which was initially filed with the Securities and Exchange Commission (“SEC”) on November 9, 2006.

The purpose of this filing is to clarify and correct certain typographical errors in amounts and inadvertent immaterial misstatements or omissions in the Company’s Original Filing. In the consolidated statements of operations “interest expense” for the nine months ended September 30, 2006 was incorrectly reported as $(424).  The correct “interest expense” for the nine months ended September 30, 2006 is $424 and “Total Other Expense Income” has been changed to “Total Other Expense (Income).” The consolidated statements of operations has been updated to reflect these corrections.  In the statements of cash flows “net loss” for the nine months ended September 30, 2006 was incorrectly reported as $(6,837).  The correct “net loss” for the nine months ended September 30, 2006 is $(6,212). “Issuance of shares of stock for cash” for the nine months ended September 30, 2006 was incorrectly reported as $20,214. The correct “Issuance of shares for cash” for the nine months ended September 30, 2006 is $19,483. Also impairments have been separated from “Depreciation, depletion, amortization and impairments” and are now reported on a separate line as “Impairments.” The statements of cash flows has been updated to reflect these corrections.   In “Note 9 — Bank Credit Facility” certain paragraphs were moved to better clarify the EBITDA calculation required under the Company’s debt covenants.   In “Note 16 — Difference  between Canadian and United States Accounting Principles,” under the Stockholders’ Equity table ,  “Adjustment for flow-through share liability” for the nine months ended September 30, 2005 was incorrectly reported as $(151). The correct “Adjustment for flow-through share liability” amount for the nine months ended September 30, 2005 is $0. The Stockholders’ Equity table in Note 16 has been updated to reflect this correction.  Further in Note 16 under the Cash Flow Statement table, the “Adjustment for flow-through share liability” for the nine months ended September 30, 2006 was incorrectly reported as $(1,389).  The correct “Adjustment for flow-through share liability” for the nine months ended September 30, 2006 is $1,389.  The Cash Flow Statement table in Note 16 has been updated to reflect this correction.  Under Note 16 certain wording was changed to clarify effects on Canadian GAAP and U.S. GAAP for gross proceeds received on flow through shares.  Finally, due to clerical error the Company inadvertently failed to indicate by typed signature above the name and title of its President and Chief Executive Officer and Chief Financial Officer that each had in fact manually signed their respective Section 302 certifications and Section 906 certifications on November 9, 2006.

In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s President and Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Except for the matters referenced in this Explanatory Note, this Amendment reflects the disclosures made at the time of the Original Filing and no other changes have been made to the Original Filing.

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

STORM CAT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(stated in U.S. Dollars and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Oil and Gas Revenue	$2,181	$1,241	$5,060	$2,853

EXPENSES:
Operating Costs
Gathering and Transportation	343	221	906	491
Operating Expenses	693	379	2,043	1,355
General and Administrative	1,690	720	3,047	2,037
Stock-based Compensation	786	—	2,237	—
(Gain) on Property Sales	—	—	(185)	—
Accretion Expense	95	—	146	—
Depreciation, Depletion and Amortization	834	362	1,807	947
Impairment	1,912	—	2,000	1,957

Total Operating Expenses	6,353	1,682	12,001	6,787

Operating Loss	(4,172)	(441)	(6,941)	(3,934)

OTHER EXPENSE (INCOME):

Loss on Foreign Exchange	—	—	11	11
Interest (Income)	(93)	—	(433)	—
Interest Expense	417	—	424	—

Total Other Expense (Income)	324	—	2	11

Recovery of Future Income Tax Asset	(731)	—	(731)	—

NET LOSS	$(3,765)	$(441)	$(6,212)	$(3,945)

Basic and diluted loss per share (Note 3)	$(0.055)	$(0.009)	$(0.093)	$(0.092)

Weighted average number of shares outstanding	68,581,241	46,832,470	67,060,208	43,011,713

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

STORM CAT ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(stated in U.S. Dollars and in thousands)

	For the Nine Months Ended
	September 30,	September 30,
	2006	2005

Cash flows from operating activities:
Net Loss	$(6,212)	$(3,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,884	948
Impairments	819	1,957
Asset retirement obligation	146	—
Gain on disposition of properties	185	—
Changes in operating working capital:
Changes in operating assets and liabilites:
Accounts receivable	(427)	66
Other current assets	(844)	(1,401)
Accounts payable	(3,784)	334
Other current liabilites	3,284	61
Net cash used in operating activities	(3,949)	(1,980)
Cash flows from investing activities:
Restricted investments	(259)	(152)
Capital expenditures - oil and gas properties	(56,446)	(12,115)
Other capital expenditures	(145)	(523)
Net cash used in investing activities	(56,850)	(12,790)
Cash flows from financing activities:
Issuance of shares of stock for cash	19,483	20,879
Contributed surplus	2,238	—
Flow-through shares	1,219	—
Bank debt	35,000	—
Repayment of bank debt	(7,500)	—
Net cash provided by financing activities	50,440	20,879
Effect of exchange rate changes on cash	996	(367)
Net increase (decrease) in cash and cash equivalents	(9,363)	5,742
Cash and cash equivalents and beginning of period	29,502	2,665
Cash and cash equivalents at end of period	$20,139	$8,407

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

Under Canadian GAAP, the gross proceeds received on flow-through share issuances are initially recorded as share capital. When the expenditures are incurred and the tax deductions are renounced to subscribers, Canadian GAAP requires that the stated capital be reduced and that income tax benefits be recorded for the estimated future income taxes that were renounced.  Under U.S. GAAP, the initial liability is adjusted to a deferred income tax liability and as a result of the recalculation of the Company’s deferred taxes, this amount ultimately is recorded as an income tax benefit.

The impact of the above on the financial statements is as follows:

Income Statement	Nine Months Ended September 30,
dollars in thousands, except per share (unaudited)	2006	2005

Net loss for the year per U.S. GAAP	$(6,212)	$(3,945)

Adjustment for flow-through share liability	1,389	-

Adjustments for foreign exchange gain (loss)	996	(355)

Net loss for the year per Canadian GAAP	$(3,827)	$(4,300)

Basic and diluted loss per share per Canadian GAAP	$(0.057)	$(0.100)

Weighted average number of shares outstanding per U.S. GAAP	67,060,208	43,011,713

Balance Sheet	September 30,	December 31,
dollars in thousands (unaudited)	2006	2005

Total assets per U.S. GAAP	$108,377	$56,953

Total assets per Canadian GAAP	$108,377	$56,953

Total liabilities per U.S. GAAP	$45,474	$13,502
Adjustment for flow-through share liability	(1,219)	(731)

Total liabilities per U.S. GAAP and Canadian GAAP	$44,255	$12,771

Stockholders’ Equity	September 30,	December 31,
dollars in thousands (unaudited)	2006	2005

Deficit, end of the year, per U.S. GAAP	$(15,974)	$(9,762)
Adjustment for flow-through share liability	1,389	-
Foreign exchange adjustment	996	151

Deficit, end of the year, per Canadian GAAP	(13,589)	(9,611)
Adjustment for flow-through share liability	(1,389)	—
Accumulated comprehensive income	(996)	(151)
Share capital, share subscriptions and contributed surplus per Canadian and U.S. GAAP	74,782	53,061

Stockholders’ equity per Canadian GAAP	$58,808	$43,299

Stockholders’ equity per U.S. GAAP	$58,808	$43,299

Cash Flow Statement	Nine Months Ended September 30,
dollars in thousands (unaudited)	2006	2005
Cash flows used in operating activities per U.S. GAAP	$(3,949)	$(1,979)
Adjustment for flow-through share liability	1,389	—

Cash flows used in operating activities per Canadian GAAP	(2,560)	(1,979)

Cash flows from financing activities per U.S. GAAP	50,440	20,879
Adjustment for flow-through share liability	(1,389)	—

Cash flows from financing activities per Canadian GAAP	49,051	20,879

Cash flows used in investing activities per U.S. GAAP	(56,850)	(12,790)

Cash flows used in investing activities per Canadian GAAP	(56,850)	(12,790)

Effect of foreign exchange on cash flows	996	(366)

Increase (decrease) in cash per U.S. GAAP and Canadian GAAP	$(9,363)	$5,743

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

STORMCAT ENERGY CORPORATION

Date: November 13, 2006	By	/s/ J. Scott Zimmerman
J. Scott Zimmerman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2006	By	/s/ Paul Wiesner
Paul Wiesner
Chief Financial Officer
(Principal Financial and Accounting Officer)