Form 10-K
period 2006-12-31
Storm Cat Energy CORP
filed 2007-03-16
CIK 1178818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 001-32628

STORM CAT ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

British Columbia, Canada	06-1762942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1125 17th Street, Suite 2310
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 991-5070

Securities registered under Section 12(b) of the Act: Common Shares, without par value

Securities registered under to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $148,597,821, based on the closing price of the Common Shares on the American Stock Exchange of $2.23 per share. As of March 14, 2007, 80,479,820 shares of registrant’s Common Shares, without par value, were issued and outstanding.

STORM CAT ENERGY CORPORATION

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to Instruction G (3) to Form 10-K, Items 10, 11, 12, 13 and 14 are omitted because the Company will file a definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such items will be included in the Proxy Statement to be so filed for the Company’s annual meeting of shareholders to be held on or about June 20, 2007 and is hereby incorporated by reference.

TABLE OF CONTENTS

ITEM
PART I
Item 1.	Business
General
History
Recent Developments
Business Strategy
Acquisition, Exploration and Development Activities
Capital Expenditures
Principal Products or Services and Markets
Competition and Regulation
Environmental Regulation
Employees
Available Information
Item 1A	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2	Properties
General
Natural Gas Properties
Accounting for Natural Gas Properties
2007 Capital Budget
Company Reserve Estimates
Volumes and Prices
Total Acreage
Productive Wells and Developed Acreage
Undeveloped Acreage
Drilling Activity
Insurance
Facilities
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
Signatures
Consent of Independent Registered Public Accounting Firm (Hein)
Consent of Independent Registered Public Accounting Firm (Amisano)
Consent of Independent Reservoir Engineers (Sproule)
Consent of Independent Reservoir Engineers (Netherland-Sewell)
Certification by CEO Under Section 302
Certification by CFO Under Section 302
Certification by CEO and CFO Under Section 906

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Annual Report on Form 10-K, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Forward-looking statements may relate to, among other things:

•                  the Company’s future financial position, including working capital and anticipated cash flow;

•                  amounts and nature of future capital expenditures;

•                  operating costs and other expenses;

•                  wells to be drilled or reworked;

•                  oil and natural gas prices and demand;

•                  existing fields, wells and prospects;

•                  diversification of exploration;

•                  estimates of proved oil and natural gas reserves;

•                  reserve potential;

•                  development and drilling potential;

•                  expansion and other development trends in the oil and natural gas industry;

•                  the Company’s business strategy;

•                  production of oil and natural gas;

•                  effects of federal, state and local regulation;

•                  insurance coverage;

•                  employee relations;

•                  investment strategy and risk; and

•                  expansion and growth of the Company’s business and operations.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Disclosure of important factors that could cause actual results to differ materially from the Company’s expectations, or cautionary statements, are included under “Risk Factors” and elsewhere in this Annual Report on 10-K, including, without limitation, in conjunction with the forward-looking statements. The following factors, among others that could cause actual results to differ materially from the Company’s expectations, include:

•                  unexpected changes in business or economic conditions;

•                  significant changes in natural gas and oil prices;

•                  timing and amount of production;

•                  unanticipated down-hole mechanical problems in wells or problems related to producing reservoirs or infrastructure;

•                  changes in overhead costs; and

•                  material events resulting in changes in estimates.

All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Note Regarding Reserves Data and Other Oil and Gas Information

National Instrument 51-101 (“NI 51-101”) of the Canadian Securities Administrators imposes oil and gas disclosure standards for Canadian public companies engaged in oil and gas activities. NI 51-101 and its companion policy specifically contemplate the granting of exemptions from some of the disclosure standards prescribed by NI 51-101 to companies that are active in the U.S. capital markets, to permit the substitution of the standards required by the United States Securities and Exchange Commission (“SEC”) in order to provide for comparability of oil and gas disclosure with that provided by U.S. and other international issuers.  Storm Cat has submitted an application to the Canadian securities regulatory authorities for an exemption that would permit it to provide oil and gas disclosure in Canada in accordance with the relevant legal requirements of the SEC.  Storm Cat has provided the reserves data and other oil and gas information included in this Annual Report on Form 10-K in accordance with U.S. disclosure requirements and practices and has filed in Canada, and will continue to file in Canada until such time as an exemption is approved by Canadian securities regulatory authorities, a separate NI 51-101 report. The information disclosed in this Annual Report, as well as the information that Storm Cat discloses in the future in SEC filings, may differ from the corresponding information prepared in accordance with NI 51-101 standards.

The primary differences between the U.S. requirements and the NI 51-101 requirements are that (1) the U.S. standards require disclosure only of proved reserves, whereas NI 51-101 requires disclosure of proved and probable reserves, and (2) the U.S. standards require that the reserves and related future net revenue be estimated under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made, whereas NI 51-101 requires disclosure of proved reserves and the related future net revenue estimated using constant prices and costs as of the effective date of the estimation, and of proved and probable reserves and related future net revenue using forecast prices and costs. The definitions of proved reserves also differ, but according to the Canadian Oil and Gas Evaluation Handbook (the reference source for the definition of proved reserves under NI 51-101), differences in the estimated proved reserve quantities based on constant prices should not be material. Storm Cat concurs with this assessment.

Storm Cat has disclosed proved reserve quantities using the standards contained in SEC Regulation S-X, and the standardized measure of discounted future net cash flows relating to proved oil and gas reserves determined in accordance with United States Statement of Financial Accounting Standards No. 69 “Disclosures About Oil and Gas Producing Activities” (“SFAS 69”).

Under U.S. disclosure standards, reserves and production information is disclosed on a net basis (after royalties). The reserves and production information contained in this annual information form is shown on that basis.

Glossary of Natural Gas Terms

The following is a description of the meanings of some of the natural gas and oil industry terms used in this Annual Report on Form 10-K.

Bcf. Billion cubic feet of natural gas.

Btu or British Thermal Unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

“CIG” Colorado Interstate Gas.  CIG is a major transporter of natural gas in the Rocky Mountain region. The Colorado Interstate Gas system is connected to nearly every major supply basin in the Rocky Mountains as well as production areas in the Texas Panhandle, western Oklahoma, western Kansas, and Wyoming.  Storm Cat’s PRB gas is priced off of CIG.

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

PRB. Powder River Basin.  The region covers Southeast Montana and Northern Wyoming and is approximately 120 miles East to West and 200 miles North to South.  Major cities in this area include Gillette and Sheridan, Wyoming.  Storm Cat operates only in Wyoming.

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

Spud.  The initial phase of drilling a well.

Unconventional resources/reserves. Reserves from fractured shales, coal beds and tight sand formations.

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

PART I

ITEM 1.         BUSINESS

We use the terms “Storm Cat”, “Company”, “we”, “us” and “our” to refer to Storm Cat Energy Corporation in this Annual Report on Form 10-K.

General

Storm Cat is an independent oil and gas company focused on exploration and development of unconventional gas reserves, which are reserves from fractured shales, coal beds and tight sand formations.  The Company has producing properties in Wyoming’s Powder River Basin (“PRB”), and non-operated producing wells in the Fayetteville Shale area of Arkansas.  Its primary exploration and development acreage is located in the United States and Canada.

History

The Company was incorporated under the laws of British Columbia, Canada on May 15, 2000 under the name “Toby Ventures Inc.”  It conducted an initial public offering in Canada and its shares began trading on the Canadian Venture Exchange (now the Toronto Stock Exchange) on November 15, 2001 under the symbol “SME.”   Since incorporation, the Company has been involved in the exploration of natural resource properties. It commenced active exploration and acquisition of mineral resource properties in 2000.  In late 2003, the Company decided to dispose, sell or abandon its mineral exploration interests and enter the oil and gas industry through the acquisition of interests in conventional, unconventional and coalbed methane gas projects.

Under a Special Resolution passed by its shareholders, the Company changed its name, effective January 30, 2004, to Storm Cat Energy Corporation. It adopted new Articles of Incorporation under the Business Corporations Act of British Columbia on May 21, 2004. In June 2004, the Company changed its authorized share capital to an unlimited number of common shares without par value. Prior to June 2004, the authorized share capital was 20,000,000 common shares without par value. Effective March 31, 2005, the Company undertook a two-for-one share split. All share and per share amounts included in this filing have been restated to give retroactive effect, as necessary, to the effect of the share split.

On October 3, 2005, Storm Cat also began trading its shares on American Stock Exchange (“AMEX”) under the symbol “SCU.”

Since the beginning of 2004, Storm Cat has concentrated its efforts on the oil and gas business. The Company’s business model consists of three strategies:  (1) acquiring producing properties with drilling prospects in focused basins in both the U.S. and Canada; (2) exploring areas of moderate risk; and (3) initiating higher risk projects.

Its primary source of financing for exploration and drilling programs has been through the net proceeds from private placements of common shares and warrants. Between 2004 and 2006, the Company raised a total of $71.0 million in connection with private equity offerings and the issuance of common shares pursuant to warrant exercises net of issuance costs.  Additionally, certain of its shares have “flow-through” rights which entitle the holders to tax deductions in Canada as a result of the Company’s exploration and development activities.

Recent Developments

On January 19, 2007, Storm Cat entered into a Series A Note Purchase Agreement for the private placement of Series A Subordinated Convertible Notes Due March 31, 2012 (the “Series A Notes”) in a total aggregate principal amount of $18.6 million, and a Series B Note Purchase Agreement for the private placement of Series B Subordinated Convertible Notes Due March 31, 2012 (the “Series B Notes”) in a total aggregate principal amount of $31.7 million.  The Series A Notes and the Series B Notes will be convertible into Storm Cat common shares at a price of $1.17 per share, as may be adjusted in accordance with the terms of the Series A Notes or the Series B Notes (as applicable), and Storm Cat may force the conversion of the Series A Notes or the Series B Notes (as applicable) at any time 18 months after the closing date of the applicable issuance that our common shares trade above $2.05, as may be adjusted, for 20 days within a period of 30 consecutive trading days.

On January 30, 2007, Storm Cat closed the private placement of Series A Notes.  The Series A Notes will mature on March 31, 2012, unless earlier converted, redeemed or repurchased.  The Series A Notes bear interest at a rate of 9 ¼% per annum, commencing on January 30, 2007.  Interest on the Series A Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2007.

The closing on the Series B Notes is contingent upon the successful vote of shareholders approving the underlying common shares should the Series B Note be converted.  The shareholder vote is schedule for March 29, 2007. The Series B Notes bear the same interest rate and interest payment schedule as the Series A Notes.

Effective March 9, 2007, President and Chief Executive Officer J. Scott Zimmerman went on administrative leave from the Company.  Keith Knapstad, the Company’s Chief Operating Officer has assumed the duties of President and CEO.

Business Strategy

Storm Cat’s strategy includes four key elements: conducting exploitation programs that provide organic growth, making strategic acquisitions, controlling costs, and remaining financially flexible.

Conduct Exploitation Programs

The acquisitions of producing and undeveloped acreage in the Powder River Basin for $30.7 million and the acquisition of acreage in the Fayetteville Shale in Arkansas provide Storm Cat with a significant asset base from which to conduct exploration and development activities.  In 2007, Storm Cat expects to generate organic growth from its planned exploitation activities, including exploration and development, workovers and stimulation treatments.

Make Strategic Acquisitions

The Company pursues strategic acquisitions that meet its criteria for investment returns and that are consistent with its operational focus.  This enables Storm Cat to leverage its technical expertise and existing land and infrastructure positions.  In general, the Company’s recent acquisition plan has focused on acquisitions of properties that have substantial development drilling opportunities and undeveloped acreage.

Continue to Focus on Cost Control

Maintaining capital spending discipline and a focus on cost control are keystones of Storm Cat’s business philosophy.  The Company establishes budgets that generate discretionary cash flow in the Powder River Basin and it also explores in areas that have a good risk/reward potential. Another critical area of the Company’s cost control efforts is lease operating expenses.   As Storm Cat acquires additional acreage in the Powder River Basin, it can leverage the work force currently in place in Wyoming and drive costs down on a per MCF basis.  Storm Cat was able to reduce its lease operating expense per MCF by 42.9% from 2005 to 2006.

Maintain Financial Flexibility

Storm Cat seeks to maintain financial flexibility and sufficient liquidity to capitalize on opportunities as they arise and to support its capital drilling opportunities.  Hedging is an important part of the Company’s strategy to mitigate exposure to commodity price volatility. Storm Cat has a board-approved policy related to commodity hedging activities. As of March 3, 2007 the Company has hedged, an estimated 75% of its current production. The majority of its current hedges were executed in order to support the economics of recent acquisitions and to support the Company’s credit facility.

Acquisition, Exploration and Development Activities

To date, Storm Cat has spent approximately $72.0 million on acquisition, exploration and development (excluding capitalized overhead, lease rental costs and asset retirement obligations) as follows:

Powder River Basin

Approximately $47.0 million has been spent in the Powder River Basin on acquisitions, maintenance and drilling and completion as follows:

Acquisitions.  $30.7 million has been spent to acquire 25,200 gross and 17,000 net acres, over 80% of which is undeveloped.  This acreage contains 10.2 Bcf of proved reserves, 4.2 Bcf of which are proved developed.  Gas production from this acquisition is approximately 6.6 Mmcf/d gross and 3.1 Mmcf/d net.  The prospect contains 81 total wells (55 operated), 64 of which are producing (46 operated).

An additional $1.2 million was spent to acquire 6,232 gross and 5,125 net acres in the Ford Ranch / Sheridan area.

Maintenance.  Approximately $1.3 million has been spent on roads, water upgrades and well work.

Drilling and Completion.  $13.5 million has been spent to drill and complete 86 wells, $1.5 to $2.0 million of which was spent on for permitting, staking and water management plans for the 2007 drilling program.

Fayetteville Shale Area of Arkansas

The Company has spent approximately $3.6 million in the Fayetteville area (Van Buren, Pope and Searcy Counties, Arkansas), $3.3 million of which was spent on acquisition costs.  Of the $3.3 million in acquisition costs, $2.6 million related to the acquisition of 16,364 gross acres (12,296 net) and $0.7 million related to an additional 3,638 gross acres (1,386 net).  The remaining $0.3 million in expenditures related to associated well costs and preparation expenses.

British Columbia, Canada (Elk Valley)

Storm Cat has spent approximately $13.8 million in Elk Valley, $11.0 million of which was spent to drill and complete two wells in 2005 and another five wells in 2006.  Additionally, approximately $2.8 million was spent on operating expenses including line projects, well preparation and approximately $1.2 million of which was for annual upkeep.

Alberta, Canada (Western Canadian Sedimentary Basin)

The Company has spent approximately $3.0 million in Alberta, $1.2 million of which was spent to acquire 11,625 gross/net acres in Redwater, Wetaskiwin and Wainright.  Another $1.8 million was spent on the drilling and completion of three wells.  Additionally, Storm Cat farmed out the drilling to two wells on its Cessford acreage and retained an overriding royalty until payout.

Alaska

In Alaska, the Company has spent approximately $3.8 million on drilling and acreage acquisitions.  Only one well has been drilled to date, and Storm Cat has postponed further development in Alaska until 2008 so that capital can be focused on other plays that are currently generating cash flow.

Saskatchewan, Canada (Moose Mountain)

Storm Cat has spent approximately $0.6 million in Moose Mountain to drill and complete three wells.  This property was impaired for a total of $1.9 million in 2006.

Mongolia

As of December 31, 2006, the Company had fully impaired its Mongolia property for a total of $2.2 million.

Capital Expenditures

The following table summarizes capital expenditures made by Storm Cat with respect to its oil and gas operations during the periods indicated (expenditures include areas that have been impaired):

	Year Ended December 31, 2006
	United
In Thousands	States	Canada	Mongolia	Total
Acquisitions:
Producing properties	$11,403	$0	$0	$11,403
Undeveloped acreage	22,538	—	—	22,538
Total acquisitions	33,941	—	—	33,941
Exploration and development:
Land and seismic	4,926	923	—	5,849
Drilling, facilities and equipment	17,450	16,680	117	34,247
Capitalized overhead	1,104	926	—	2,030
Total exploration and development	23,480	18,529	117	42,126
Asset retirement obligations	866	317	—	1,183
Other property and equipment	72	73	—	145
Total capital expenditures	58,359	18,919	117	77,395
Dispositions	(950)	—	—	(950)
Net capital expenditures	$57,409	$18,919	$117	$76,445

	Year Ended December 31, 2005
	United
In Thousands	States	Canada	Mongolia	Total
Acquisitions:
Producing properties	$6,918	$—	$—	$6,918
Undeveloped acreage	1,814	—	—	1,814
Total acquisitions	8,732	—	—	8,732
Exploration and development:
Land and seismic	471	1,933	—	2,404
Drilling, facilities and equipment	9,283	3,328	618	13,229
Capitalized overhead	312	254	—	566
Total exploration and development	10,066	5,515	618	16,199
Asset retirement obligations	714	—	—	714
Other property and equipment	628	245	(56)	817
Total capital expenditures	20,140	5,760	562	26,462
Dispositions	—	—	—	—
Net capital expenditures	$20,140	$5,760	$562	$26,462

	Year Ended December 31, 2004
	United
In Thousands	States	Canada	Mongolia	Total
Acquisitions:
Producing properties	$1,267	$0	$0	$1,267
Undeveloped acreage	166	—	457	623
Total acquisitions	1,433	—	457	1,890
Exploration and development:
Drilling, facilities and equipment	13	—	819	832
Capitalized overhead	—	—	—	—
Total exploration and development	13	—	819	832
Asset retirement obligations	79	—	—	79
Other property and equipment	—	34	56	90
Total capital expenditures	1,525	34	1,332	2,891
Dispositions	—	—	—	—
Net capital expenditures	$1,525	$34	$1,332	$2,891

Ending balances in each of  the Company’s unproved properties at December 31 are as follows:

In Thousands	2006	2005
Unproved Properties:
Wyoming	$22,336	$1,934
Alaska	4,883	801
Canada	23,126	5,514
Arkansas	4,528	—
Total Unproved Properties	$54,873	$8,249

Principal Products or Services and Markets

Storm Cat focuses its exploration activities on locating natural gas resources.   The principal markets for these commodities are natural gas transmission pipeline companies, utilities, refining companies and private industry end-users. Historically, nearly all of the Company’s sales have been to a few customers.  However, Storm Cat is not confined to, nor dependent upon, any one purchaser or small group of purchasers.  Accordingly, the loss of a single purchaser would not materially affect the Company’s business because there are numerous other purchasers in the areas in which Storm Cat sells its production.  For the years ended  December 31, 2006,  2005 and 2004,  purchases by the following companies exceeded 10% of the total natural gas revenues of the Company:

	Percent of Production Purchased
	For the Years Ended December 31,
	2006	2005	2004
BP Energy	0.0%	0.0%	100%
Enserco	75.5%	79.9%	0.0%
OGE	13.1%	0.0%	0.0%
Oneok	11.4%	0.0%	0.0%

Competition and Regulation

The oil and gas industry is highly competitive. As a small independent, the Company must compete against companies with substantially larger financial, human and other resources in all aspects of its business.

Oil and gas drilling and production operations are regulated by various federal, state and local agencies. These agencies issue binding rules and regulations which carry penalties, often substantial, for failure to comply. The Company anticipates its aggregate burden of federal, state and local regulation will continue to increase, particularly in the area of rapidly changing environmental laws and regulations. The Company also believes that its present operations substantially comply with applicable regulations. To date, such regulations have not had a material effect on the Company’s operations, or the costs thereof. There are no known environmental or other regulatory matters related to the Company’s operations that are reasonably expected to result in material liability to the Company. Storm Cat does not believe that capital expenditures related to environmental control facilities or other regulatory matters will be material in the coming year.

The Company cannot predict what subsequent legislation or regulations may be enacted or what effect they might have on its business.

Environmental Regulation

Storm Cat’s operations are subject to government laws and regulations concerning pollution, protection of the environment and the handling and transport of hazardous materials in both the United States and Canada. These laws and regulations generally require the Company to remove or remedy the effect of its activities on the environment at present and former operating sites, including dismantling production facilities and remediating damage caused by the use or release of specified substances. The Company believes that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards. While Storm Cat believes that it is in substantial compliance with applicable environmental laws and regulations in effect at the present time and that continued compliance with existing requirements will not have a material adverse impact on the Company, it cannot give any assurance that it will not be adversely affected in the future.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended, also known as “CERCLA” or “Superfund,” and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment.  Under CERCLA, these “responsible persons” may be subject to joint and several liability for the costs of cleaning up the hazardous  substances that have been released into the  environment,  for damages to natural resources,  and for the costs of certain health studies,  and it is not uncommon for  neighboring  landowners  and other third parties to file claims for personal injury and property damage  allegedly  caused by the release of hazardous substances into the environment.  The Company may also incur liability under the Resource Conservation and Recovery Act, also known as “RCRA”, which imposes requirements relating to the management and disposal of solid and hazardous wastes.  While there exists an exclusion from the definition of hazardous wastes for “drilling  fluids,  produced  waters,  and other wastes  associated with the exploration,  development, or production of crude oil, natural gas or geothermal energy,” in the course of its operations,  the Company may generate  ordinary  industrial wastes,  including paint wastes, waste solvents,  and waste compressor oils that may be regulated as hazardous waste.

Storm Cat currently owns or leases, and has owned or leased in the past, properties that for a number of years have been used for the exploration and production of oil and gas.  Although the Company has utilized operating and disposal  practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the  properties  owned or leased by Storm Cat or on or under other  locations  where such wastes  have been taken for  disposal.  In addition, some of these properties may have been operated by third parties whose disposal or release of hydrocarbons or other wastes was not under the Company’s control.  These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws.  Under such laws, Storm Cat could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial operations to prevent future contamination.

The Federal Water Pollution  Control Act of 1972, as amended,  also known as the “Clean  Water Act” and  analogous  state  laws  impose  restrictions  and strict controls  regarding the discharge of pollutants,  including  produced waters and other oil and gas  wastes,  into  state or  federal  waters.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the state.  The Clean Water Act provides civil and criminal penalties for any discharge of oil in harmful quantities and imposes liabilities for the costs of removing an oil spill.

The Clean Air Act, as amended (“CAA”), restricts the emission of air pollutants from many sources, including oil and gas operations.  New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance.  In addition, the EPA has promulgated more stringent regulations governing emissions of toxic air pollutants from sources in the oil and gas industry, and these regulations may increase the costs of compliance for some facilities.

Under the National  Environmental  Policy Act  (“NEPA”),  a federal  agency,  in conjunction  with a permit holder,  may be required to prepare an  environmental assessment or a detailed environmental impact statement, also known as an “EIS,” before  issuing  a permit  that may  significantly  affect  the  quality  of the environment.

Storm Cat expects to incur abandonment and site reclamation costs as existing oil and gas properties are abandoned and reclaimed in the United States and Canada.  The Company accrues for its asset retirement obligation (“ARO”) liability according to SFAS 143 “Accounting for Asset Retirement Obligations”.  As of December 31, 2006 the Company’s total accrued ARO was $1,871,393.

Employees

At December 31, 2006, Storm Cat employed 27 people; 18 in its U.S. corporate office, six in its Canadian office, two in Wyoming and one in South Dakota.  The Company values its employees and offers competitive salaries and benefits in order to retain them.  As such, management believes that employee-employer relationships are good.

Available Information

Storm Cat’s corporate headquarters and executive offices are located at 1125 17th St., Suite 2310, Denver, Colorado 80202. Its telephone number is (303) 991-5070.  The Company’s Canadian registered office is located at 209 8th Avenue, Alberta, Canada, T2P 1B8. Its telephone number at the Canadian office is (403) 451-5070.

Shareholders can obtain official copies of material agreements and other documents at the Registered and Records Office of the Corporation at Storm Cat Energy Corporation, c/o Bull, Housser & Tupper, LLP, 3000 Royal Center, P. O. Box 11130, 1055 West Georgia Street, Vancouver, BC  Canada  V6E 3R3.  The telephone number of this location is (604) 687-6575.

The Company reports to the SEC information, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are available free of charge on the Company’s website (www.stormcatenergy.com) as soon as reasonably practicable after the information is electronically filed with or furnished to the SEC. In addition, the Company’s Code of Ethics is available on its website. No content of the Company’s website is incorporated by reference herein. Copies of any materials the Company files with the SEC can be obtained at www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.

Information and access to most public securities documents and information filed by public companies and investment funds with the Canadian Securities Administrators (CSA) can also be found at www.sedar.com. The statutory objective in making public this filed information is to enhance investor awareness of the business and affairs of public companies and investment funds and to promote confidence in the transparent operation of capital markets in Canada. Achieving this objective relies heavily on the provision of accurate information on market participants.

Additionally, in Canada, information concerning electronic disclosure of insider stock trades can be found at www.sedi.ca.  This website provides the equivalent to information filed on Form 4’s in the United States.

ITEM 1A.           RISK FACTORS

In evaluating the Company, careful consideration should be given to the following risk factors. These risks are not the only risks facing the Company.  Additional risks and uncertainties not currently known to Storm Cat or that it currently deems to be immaterial at present may become material in the future and affect its business, financial condition and/or operating results, as well as adversely affect the value of the Company’s common shares.

Risks Related to the Business

Price volatility may affect financial condition:  The prices of oil and natural gas are volatile and the Company’s operating results and future rate of growth depend heavily on prevailing market prices for these resources. A substantial or extended decline in prices for these resources would have a material adverse effect on the Company. These prices are affected by numerous factors beyond Storm Cat’s control, including international economic and political trends, the effects of inflation, currency exchange fluctuations, interest rates and global or regional consumption patterns, worldwide and domestic supplies of oil and gas, the ability of members of the Organization of Petroleum Exporting Countries (OPEC) to agree to and maintain oil price and production controls, actions of governmental authorities, the availability of transportation facilities, increased production due to new discoveries or improved recovery techniques and weather conditions.

Storm Cat operates in a highly competitive industry:  Storm Cat competes with other energy development companies for properties, equipment, materials and labor.  The industry is highly competitive in all aspects. Many of the Company’s competitors have larger operations and greater financial resources. Competition in Storm Cat’s business may adversely affect its ability to acquire properties, equipment and materials, attract and retain qualified labor, and attract the necessary capital to sustain resource exploration and production in the future.

Oil and gas exploration is a speculative undertaking:  Oil and gas exploration is a speculative business. Storm Cat’s future success depends on our ability to economically locate oil and gas production and reserves in commercial quantities. The Company’s anticipated exploration and development activities are subject to reservoir and operational risks. Even when oil and gas is found in what are believed to be commercial quantities, reservoir risks, which may be heightened in new discoveries, may lead to higher costs and/or lower production than originally anticipated. These risks include the inability to sustain deliverability at commercially productive levels as a result of decreased reservoir pressures, large amounts of water, or other factors that might be encountered. The effects of these factors may result in Storm Cat not receiving an adequate return on investment capital.

Reserve quantities and values are subject to many variables and estimates and actual results may vary:  This Annual Report on Form 10-K contains estimates of the Company’s proved oil and natural gas reserves and the estimated future net revenues from those reserves. Any significant negative variance in these estimates could have a material adverse effect on the Company’s future performance.

Reserve estimates are based on various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data.

Reserve estimates are dependent on many variables, and therefore, as more information becomes available, it is reasonable to expect that there will be changes to the estimates. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves disclosed by the Company. In addition, estimates of proved reserves will be adjusted in the future to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond the Company’s control.

As of December 31, 2006, approximately 46.6% of the Company’s estimated proved reserves are classified as proved undeveloped. Estimation of proved undeveloped reserves and proved developed non-producing reserves is generally based on volumetric calculations rather than the performance data used to estimate reserves for producing properties. Recovery of proved undeveloped reserves generally requires significant capital expenditures and successful drilling operations. Revenues from proved developed non-producing and proved undeveloped reserves will not be realized until some time in the future. The reserve estimate includes an estimate of the capital expenditures required to develop these reserves as well as the timing of such expenditures. Although the Company has prepared estimates of its proved undeveloped reserves and the associated development costs in accordance with industry standards, they are based on estimates, and actual results may vary.

The present value of estimated reserves, or PV-10, should not be interpreted as the current market value of reserves attributable to the Company’s properties. The 10% discount factor, which is required in calculating PV-10 for reporting purposes, is not necessarily the most appropriate discount factor given actual interest rates and risks to which the Company’s business or the oil and natural gas industry in general are subject. The Company has based the PV-10 on prices and costs as of the date of the reserve estimate, in accordance with applicable SEC regulations. Actual future prices and costs may be materially higher or lower. In addition to the price volatility factors discussed above, factors that will affect actual future net cash flows, include:

•      the amount and timing of actual production;

•      curtailments or increases in consumption by oil and natural gas purchasers; and

•      changes in governmental regulations or taxation.

As a result, the Company’s actual future net cash flows could be materially different from the estimates included in this Annual Report on Form 10-K.

The Company faces operating risks in its exploration and production activities:  Storm Cat’s business involves operating risks, including well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, leaks, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any one of which can cause personal injury, damage to property, equipment and the environment, as well as interruption of operations. Storm Cat maintains insurance against some, but not all, of these risks. If any of these events occurred, the Company could face substantial losses that could reduce or even eliminate funds available for operations.

The industry is highly regulated:  Storm Cat’s industry is heavily regulated by federal, state, and local authorities. These regulations control many aspects of its business including, among other things, land use, prospecting, the drilling and spacing of wells, protection of ground water, conservation of soil, safety standards, site reclamation, restoration, exports, labor standards, occupational health, waste disposal, toxic substances and other matters. The regulations and laws governing the industry are under constant review and may be amended or expanded. Regulation increases the cost of doing business and decreases profitability. If Storm Cat fails to comply with these laws and regulations, it may be subject to substantial penalties or suspension or termination of operations.

The Company’s operations are subject to complex environmental regulations:  Storm Cat’s current and anticipated future operations require permits from various federal, state and local governmental authorities and such operations are and will be regulated by laws and regulations governing various elements of the oil and gas industries.

The Company cannot predict what environmental legislation, regulation or policy will be enacted or adopted in the future or how in the future laws and regulations will be administered or interpreted. The recent trend in environmental legislation and regulation generally is toward stricter standards and this trend is likely to continue in the future. This recent trend includes, without limitation, laws and regulations relating to air and water quality, waste handling and disposal, the protection of certain species and the preservation of certain lands. These regulations may require permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands lying within wetland areas, areas providing for habitat for certain species or other protected areas. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or stricter interpretation of existing laws, may necessitate significant capital expenditures, may materially affect the results of operations and business, or may cause material changes or delays in the Company’s intended activities.

There can be no assurance that Storm Cat will be able to obtain all permits required for future exploration on reasonable terms or that such laws and regulations, or new legislation or modifications to existing legislation, will not have an adverse effect on any project that might undertaken. The Company’s failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing the Company’s operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions.

Increases in taxes on energy sources may adversely affect the Company’s operations:  Federal, state and local governments which have jurisdiction in areas where the Company operates impose taxes on the oil and natural gas products sold. Historically, there has been on-going consideration by federal, state and local officials concerning a variety of energy tax proposals. Such matters are beyond the Company’s ability to accurately predict or control.

The Company does not have adequate cash flow to fund operations and additional debt or equity financing will be required:  The Company makes, and will continue to make, significant expenditures to find, acquire, develop and produce natural gas reserves. If natural gas prices decrease, or if operating difficulties are encountered that result in cash flow from operations being less than expected, the Company may have to reduce capital expenditures unless additional funds are raised through debt or equity financing. Debt or equity financing or cash generated by operations may not be available to the Company in sufficient amounts or on acceptable terms to meet these requirements.

Future cash flows and the availability of financing will be subject to a number of variables, such as:

•      the Company’s success in locating and producing new reserves;

•      the level of production from existing wells; and

•      prices of natural gas;

Issuing additional equity securities to satisfy the Company’s financing requirements could cause substantial dilution to existing shareholders. Additional debt financing could make the Company more vulnerable to competitive pressures and economic downturns.

Competition for materials and services is intense and could adversely affect the Company:  Major oil companies, independent producers, and institutional and individual investors are actively seeking oil and gas properties throughout the world, along with the equipment, labor and materials required to develop and operate properties. Shortages for equipment, labor or materials may result in increased costs or the inability to obtain such resources as needed. Many of the Company’s competitors have financial and technological resources which exceed those available to the Company.

The Company’s hedging arrangements involve credit risk and may limit future revenues from price increases:  To manage the Company’s exposure to price risks associated with the sale of natural gas, the Company periodically enters into hedging transactions for a portion of its estimated natural gas production. These transactions may limit the Company’s potential gains if natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose the Company to the risk of financial loss in certain circumstances, including instances in which:

•      the Company’s production is less than expected;

•      the contractual counterparties fail to perform under the contracts; or

•      a sudden, unexpected event, materially impacts natural gas prices.

The terms of the Company’s hedging agreements may also require that it furnish cash collateral, letters of credit or other forms of performance assurance in the event that mark-to-market calculations result in settlement obligations by the Company to the counterparties, which would encumber the Company’s liquidity and capital resources.

In addition, hedging transactions using derivative instruments involve basis risk. Basis risk in a hedging contract occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset is based, thereby making the hedge less effective.

The Company has minimized ineffectiveness by entering into gas derivative contracts indexed to Colorado Interstate Gas (“CIG”).   As the Company’s derivative contracts contain the same index as the Company’s sale contracts, this results in hedges that are highly correlated with the underlying hedged item.

The marketability of the Company’s natural gas production is dependent upon infrastructure, such as gathering systems, pipelines and processing facilities, that the Company does not own or control:  The marketability of the Company’s natural gas production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities necessary to move the Company’s natural gas production to market. The Company does not own this infrastructure and is dependent on other companies to provide it.

Storm Cat has a history of net losses and a current working capital deficit:  Since Storm Cat’s incorporation in May of 2000, it has experienced annual net losses.  In the year ended December 31, 2006 the Company had a net loss of $6.9 million and its cumulative net loss from date of incorporation to December 31, 2005 is $16.6 million. There is no guarantee as to when, if ever, the Company will realize a net profit.  At December 31, 2006 the Company had a working capital deficit of $15.6 million as the result of a delay in its convertible notes financing.

Fluctuations in foreign currency exchange rates could adversely affect the business:  Storm Cat maintains accounts in U.S. and Canadian dollars. A material decrease in the value of the Canadian dollar relative to the U.S. dollar could negatively impact the Company’s income statement and share price.

Storm Cat depends on certain key personnel:  The Company depends heavily on the business and technical expertise of its management and key personnel.  There is little possibility that this dependence will decrease in the near term. The Company carries no “key man” life insurance on any of its executives. As operations expand, Storm Cat will require additional key personnel and related resources.

Some of Storm Cat’s directors serve as officers and directors of other companies:  Some of the Company’s directors are also officers or directors of other companies including those that are similarly engaged in the business of acquiring, developing and exploiting oil and gas producing properties. Such associations may give rise to conflicts of interest from time to time. The Company’s directors are required by law to act honestly, in good faith and in the best interest of Storm Cat and to disclose any interest that they may have in any competing project or opportunity. Further, Storm Cat has an internal conflict policy (“Code of Business Conduct and Ethics”) which addresses directors’ conflicts of interest. Under the policy, if a conflict of interest arises at a meeting of the Board, any director with a conflict must disclose his interest and abstain from voting on such matters. In making the determination as to whether or not the Company will participate in any project or opportunity, the directors will primarily consider the degree of risk to it and Storm Cat’s financial position at that time.

Storm Cat focuses heavily on unconventional plays, which rely on technological advances that in the future may not be effective:  Unconventional resources are reserves from fractured shales, coal beds and tight sand formations and they are a central element of Storm Cat’s business model.  The development of typical unconventional plays may involve greater extraction and retrieval costs than are involved in development of typical conventional plays.  Often, the quality of gas and commercial viability is less known in a typical unconventional play.  Therefore, the process of developing an unconventional play involves significant expenditures before commercial viability can be ascertained and presents a risk of cost overruns and inadequate gas recovery.

Further, technological innovation is a key component to realizing the economic value of unconventional plays.  The Company continues to explore and rely on advances in technologies such as drilling, well completion and geophysical technologies that have helped the viability of the unconventional play.

Storm Cat may incur compression difficulties and expense:  As production increases, more compression is generally required to maximize the production flowing through the pipeline. Production costs increase as additional compression is required, primarily because the compression process requires more fuel.  In addition, the compression process is a mechanical process, and should a breakdown occur the Company will be unable to deliver gas until repairs to the machinery are completed.

Storm Cat does not obtain title insurance or other warranties of title with its leases and working interests:  Storm Cat does not obtain title insurance or other guaranty or warranty of good title with its gas leases and well working interests. Title insurance is not available for subsurface leases. Accordingly, third parties may assert claims against the Company’s legal entitlement to the gas leases and working interests being acquired, irrespective of the Company’s leases and working well interests. In order to alleviate this risk, Storm Cat requires a title search and title opinion on all leases prior to drilling. There is no assurance, however, that all title defects will be cured prior to drilling.

Risks Related to Storm Cat’s Common Shares

U.S. Investors may have difficulty effecting service of process against some of Storm Cat’s Canadian directors:  Storm Cat is incorporated under the laws of the Province of British Columbia, Canada. Consequently, it may be difficult for United States investors to effect service of process in the United States upon its directors or officers who are not residents of the United States, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under the Exchange Act. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of such persons or Storm Cat predicated solely upon such civil liabilities.

Storm Cat was previously a “Foreign Private Issuer” and exempt from the Section 16 and the Proxy Rules of Section 14 of the Securities Exchange Act of 1934:  On June 30, 2006, the Company became a U.S. issuer under the U.S. federal securities laws.  As such, it is subject to certain regulation under U.S. securities laws, such as Section 16 and the Proxy Rules of Section 14 of the Exchange Act. Prior to June 30, 2006, as a foreign private issuer, Storm Cat filed its Annual Report on Form 20-F and reported its current events, including the dissemination of proxy materials and information regarding its annual meeting of shareholders, on Form 6-K.

Storm Cat is subject to the Continued Listing Criteria of the American Stock Exchange (“AMEX”) and the Toronto Stock Exchange (“TSX”):  Storm Cat’s common shares are listed on AMEX and the TSX.

In order to maintain its listing on AMEX, Storm Cat must maintain certain share prices, financial and distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to objective standards, AMEX may delist the securities of any issuer if in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make further dealings on AMEX inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with AMEX’s listing requirements; if an issuer’s common shares sell at what AMEX considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by AMEX; or if any other event shall occur or any condition shall exist which makes further dealings with AMEX, in its opinion, unadvisable.

Similarly, if the Company fails to meet any of the continued listing criteria of the TSX or is not in compliance with all TSX requirements applicable to listed companies, including TSX rules, policies, rulings and procedural requirements and any additions or amendments which may be made thereto from time to time, the TSX may delist the Company’s securities.  Without limiting the generality of the foregoing, the TSX requires that Storm Cat: (i) not issue any securities without the prior consent of the TSX; (ii) not undergo a material change in its business or affairs without the prior consent of the TSX; (iii) file copies of all written correspondence sent to holders of its listed securities with the TSX; (iv) not change the provisions attaching to any warrants, rights or other  out standing  securities without the prior consent of the TSX; (v) pay all applicable TSX fees; and (vi)  file, at any time upon demand, such other information or documentation concerning the Company’s business and affairs as the TSX may reasonably require.

The TSX has the right, at any time, to halt or suspend trading in any of listed securities with or without notice and with or without giving any reason for such action, or to delist such securities, provided that the TSX will not delist the securities without providing the Company with an opportunity to be heard.

If AMEX or the TSX delists Storm Cat’s common shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for its securities, decreased analyst coverage of its securities, and an inability for the Company to obtain additional financing to fund operations.

Storm Cat’s common shares are traded on more than one market and this may result in price variations:  Storm Cat’s common shares are traded on AMEX and on the TSX. Trading in the Company’s common shares on these markets is effected in different currencies (U.S. dollars on AMEX and Canadian dollars on the TSX) and at different times, as the result of different time zones, different trading days and different public holidays in the United States and Canada. Consequently, the trading prices of Storm Cat’s common shares on these two markets often differ, resulting from the factors described herein as well as differences in exchange rates and from political events and economic conditions in the United States and Canada. Any decrease in the trading price of the Company’s common shares on one of these markets could cause a decrease in the trading price of its common shares on the other market.

Storm Cat’s share price has fluctuated and could continue to fluctuate significantly:  The market price for Storm Cat’s common shares, as well as the price of shares of other energy companies, has been volatile. Numerous factors, many of which are beyond the Company’s control, may cause the market price of its common shares to fluctuate significantly, such as:

•                                          Fluctuations in the Company’s quarterly revenues and earnings and those of its publicly held competitors;

•              Shortfalls in operating results from levels forecast by securities analysts;

•              Announcements concerning the Company or its competitors;

•              Changes in pricing policies by the Company or its competitors;

•              General market conditions and changes in market conditions in the industry; and

•              The general state of the securities market.

In addition, trading in shares of companies listed on AMEX and the TSX, generally, and trading in shares of energy companies, specifically, has experienced price and volume fluctuations that have often been unrelated or disproportionate to operating performance. These broad market and industry factors may depress the Company’s share price, regardless of actual operating results. In addition, if Storm Cat issues additional shares in financings or acquisitions, its shareholders will experience additional dilution and the existence of more shares could decrease the amount that purchasers are willing to pay for the Company’s common shares.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

General

Storm Cat is an independent oil and gas company focused on exploration and development of unconventional gas reserves, which are reserves from fractured shales, coal and tight sand formations.  The Company has producing properties in Wyoming’s Powder River Basin.  Its primary exploration and development acreage is located in the United States and Canada. Storm Cat continues to execute on its long-term strategy of growth through continued development and the acquisition of prospective acreage that exploits the abilities of the Company’s technical team to find, drill, complete and operated in unconventional reservoirs.

Natural Gas Properties

Powder River Basin

On May 5, 2006, Storm Cat closed a mineral leasehold transaction in the Powder River Basin, Campbell County, Wyoming, with two private companies.  The acquisition included an interest in 3,942 gross (3,548 net) undeveloped acres.  As consideration, 50% was paid in cash at closing and the private companies retained a carried interest as to capital costs covering their 10% working interest to be paid over a period of 18 months after closing.

On June 7, 2006, Storm Cat acquired six state tracts in Sheridan County, Wyoming totaling 1,521 gross (and net) acres at a Wyoming State Lease Sale for $0.7 million lease bonus (average of $458/acre).  Development preparation has begun on the acreage including permitting of locations and water management planning.  Development should consist of 19 multi-seam wells.

On August 29, 2006, but effective as of July 1, 2006, the Company acquired producing leases totaling 25,200 gross acres and 17,000 net acres for $30.7 million.  The production from this field represented 26.4% of 2006 production volumes and 22.9% of 2006 natural gas revenue, and the reserves attributable to this acquisition comprise approximately 44.6% of estimated proved reserves as of December 31, 2006.

On September 14, 2006, Storm Cat entered into a Joint Development Agreement with an unaffiliated third party to jointly develop certain lands for coalbed methane.  Under this agreement, Storm Cat and its partner will establish an area of mutual interest in which Storm Cat will act as operator.  The Company acquired an undivided 50% of its partner’s working interest and production in existing wells, leasehold and infrastructure.  The Company will have the option to earn an undivided 50% interest in its partner’s leasehold within the area of mutual interest through development.

At December 31, 2006, Storm Cat had operational control of approximately 41,730 gross acres and 31,905 net acres.  The Company was operating 277 wells and owned a working interest percentage in 41 additional non-operated wells.  For the full year 2006, 86 wells were spud.  Wells drilled during 2006 were concentrated in our Northeast Spotted Horse and Jamison/Twenty Mile operating areas.

At year-end 2006, the Powder River Basin exit-rate production was 15 MMcf/d gross and 8 MMcf/d net.  The Powder River Basin production currently comprises 100% of Storm Cat’s production.

Fayetteville Shale Area of Arkansas

On May 10, 2006, Storm Cat closed a $2.0 million transaction in the Fayetteville Shale play in Arkansas with two private operators.  The Company acquired an interest in approximately 16,364 gross undeveloped acres and 12,596 net acres in Van Buren, Pope and Searcy Counties, Arkansas at a cost per net mineral acre of $165.

In the Arkoma Basin’s Fayetteville Shale play in Arkansas, the Company owned or controlled 20,051 gross and 13,982 net acres at December 31, 2006.  This property consists of an 80% net revenue interest in 16,364 gross (12,596 net) acres and an 81% net revenue interest in 3,688 gross (1,386 net) acres in the Fayetteville Shale Prospect area of Arkansas (mostly in Van Buren County).  Storm Cat plans to commence drilling on the first of six net wells in the Fayetteville Shale beginning mid-year 2007.

At year-end 2006, Storm Cat was participating in 14 (non-operated) Fayetteville Shale wells where it owned between a 1% and 8% working interest.  These wells were at various stages of planning, drilling, completion or production.

British Columbia, Canada (Elk Valley)

In Elk Valley, British Columbia, Storm Cat farmed-in on approximately 77,775 gross (77,775 net) acres on an unconventional natural gas prospect. On October 31, 2006, the Company assumed 100% operatorship of the Elk Valley land and the former operator retained a 2.5% overriding royalty interest.  During 2006, the Company drilled and completed five wells in Elk Valley.  These wells are currently on production and have begun the de-watering stage.  Storm Cat expects to have preliminary production results from these wells during the second half of 2007.

Alberta, Canada (Western Canadian Sedimentary Basin)

In the Western Canadian Sedimentary Basin of Alberta, Canada, Storm Cat owned or controlled approximately 19,693 gross acres and 17,453 net acres at December 31, 2006.  Efforts have been focused on evaluating the potential of the Horseshoe Canyon and Mannville Coals.  Horseshoe Canyon has been established as a commercial production target in the Western Canadian Sedimentary Basin, while the Mannville Coals are still in the early stages of development.  During the course of 2006, Storm Cat experienced a greater than eight-fold increase in its undeveloped acreage position from a starting point of 2,080 acres (gross and net).  In 2006, five gross wells were drilled.  This total includes two wells drilled at no cost to the Company through a farm out of its interest in two sections of land.

The Alberta, Canada acreage is concentrated in five main areas.  From north to south these are Judy Creek, Redwater, Wetaskiwin, Wainwright and Cessford.  The Wetaskiwin area is prospective for gas from the Horseshoe Canyon and the Mannville Coals while the other areas are all prospective for gas from the Mannville Coals.

During 2006, Storm Cat participated in the drilling of three wells in the Cessford area on a drill-to-earn farm-out deal.  Two of the wells were drilled at no cost to the Company.  The first well drilled was a vertical test which targeted a Lower Mannville Channel sand as well as the Mid Mannville Coal.  The channel sand was wet, and the well was completed uphole in the Mannville Coal section.  A core was cut through the coals.  Subsequent analysis showed significant quantities of gas in place, which led to the decision to begin horizontal development drilling.  The remaining four earning wells have been farmed out to a third party.  Two of the wells have been drilled, and the remaining two earning wells are scheduled to be drilled in the first and second quarters of 2007.

During the fourth quarter of 2006, Storm Cat drilled a 1,450 meter vertical test in the Judy Creek area to evaluate the potential of the Mannville coals as well as unconventional targets in the Colorado Shale.  The coals encountered were deemed to be too thin to follow up with horizontal wells.

Storm Cat drilled a 760 meter vertical well in the Wetaskiwin area that was designed to test the gas potential of the Horseshoe Canyon Coal as well as conventional targets in the Belly River and Edmonton Sand.  The well encountered gas pay in both the Upper Belly River Sand and the Horseshoe Canyon.  Based on these results, the Company has entered into a drill-to-earn deal to earn a 100% working interest in four sections of land subject to a non-convertible overriding royalty.  Storm Cat will earn an interest in one section with each well drilled.  Tie-in options are currently being evaluated.

Alaska

Arctic Ocean
Russia
Anadyr
Nome
Alaska (USA)
Fairbanks
Canada
Whitehorse
Bering Sea
Anchorage
Gulf
of
Alaska
Juneau
Storm Cat
Lease Area
Prince Rupert
Pacific Ocean

The Company has an 89.5% net revenue interest in 11,782 gross (11,782 net) acres and an 87.5% net revenue interest in 12,723 gross (12,723 net) acres in the Cook Inlet region of Alaska.  Storm Cat drilled one well in this area in 2006.  The Company is in the process of evaluating the completion potential and costs based upon equipment availability.

Saskatchewan, Canada (Moose Mountain)

Storm Cat previously owned a 30% working interest in the Moose Mountain exploration project in Saskatchewan, covering 235,830 gross acres of unconventional natural gas exploration.  Storm Cat drilled, cased and completion tested three Moose Mountain wells in 2006.  This property was impaired in the amount of $1.9 million in the third quarter of 2006.  The Company sold its working interest in this property to avoid plugging and abandonment costs, but retained a 1% overriding royalty interest.

Mongolia

As of December 31, 2006, Storm Cat had fully impaired our Mongolia property for a total of $2.2 million.

Accounting for Natural Gas Properties

Storm Cat follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves.  Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair value if lower, of unproved properties.  Should capitalized costs exceed this ceiling, an impairment would be recognized.

Estimated reserve quantities and future net cash flows have the most significant impact on the Company because these reserve estimates are used in providing a measure of the Company’s overall value.  These estimates are also used in the quarterly calculations of depletion, depreciation and impairment of the Company’s proved properties.

Estimating accumulations of gas is complex and is not exact because of the numerous uncertainties inherent in the process.  The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data.  The accuracy of the decline analysis method generally increases with the length of the production history. Since most of the Company’s wells have been producing less than five years, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company’s estimates of proved reserves including developed producing, developed non-producing and undeveloped. As the Company’s wells are produced over time and more data is available, the estimated proved reserves will be re-determined on an annual basis and may be adjusted based on that data.

Actual  future  production, gas prices,  revenues,  taxes,  development expenditures,  operating  expenses and  quantities  of  recoverable  gas reserves most likely will vary from the  Company’s  estimates.  Any significant variance could materially affect the quantities and present value of the Company’s reserves. For example, a decrease in price of 10% per Mcf for natural gas would  result in a  decrease  in the Company’s December  31, 2006  present  value of future  net cash  flows of  approximately $2.0 million.  In addition, the Company may adjust estimates of proved reserves to reflect production history, acquisitions, divestitures, ownership interest revisions, results of exploration  and  development  and prevailing gas prices.  The Company’s reserves may also be susceptible to drainage by operators on adjacent properties.

2007 Capital Budget

Storm Cat intends to announce its 2007 capital expenditure program in first quarter 2007.  The Company continues to grow production and leasehold in its core Powder River Basin operating area.  The Powder River Basin continues to provide opportunity for increased production as Storm Cat continues to successfully apply multi-seam completion technology to its drilling operations, resulting in increasing cash flow for the Company and its shareholders. Storm Cat has successfully drilled five wells in Elk Valley which continues to be a focused area to the Company for future growth. The Fayetteville Shale acquisition and Cessford project are especially important, allowing the Company to have access to data as a working interest partner in the wells with limited financial exposure. Storm Cat will use this data to help refine its 2007 program in these areas.

For additional information regarding current year activities, including gas production, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Company Reserve Estimates

Netherland, Sewell & Associates, Inc. of Houston, Texas, an independent petroleum engineering firm, estimated proved reserves for the Company’s properties.  At December 31, 2006, natural gas from the Powder River Basin represented 100% of total reserves.

The following table sets forth information regarding the Company’s proved reserves at the end of each year for 2004 through 2006.  Reserve estimates are based on the assumptions set forth in Note 17 to the Consolidated Financial Statements and additional reserve information is provided. The year-end price used to calculate estimated future net revenues was $4.46, $7.72, and $5.90 per Mcf of gas at December 31, 2006, 2005 and 2004, respectively. Prices are based on Rocky Mountain CIG on the last sales day of each year.  Amounts do not include estimates of future Federal and state income taxes.

			Estimated Future
		Estimated	Net Revenues
	Gas	Net Revenues	Discounted at 10%
Year	(MMcf)	(In Thousands)	(In Thousands)

2006	25,015.3	$41,944.7	$32,036.4
2005	10,010.0	37,461.0	29,017.2
2004	458.2	1,011.3	807.0

The percentage of total reserves classified as proved developed was approximately 53.4% in 2006, 38.7% in 2005 and 47.9% in 2004.

Volumes and Prices

The Company’s net production quantities and average price realizations per unit for the indicated years are set forth below. Price realizations are net of any hedging gains or losses.

	2006		2005		2004
Product	Volume	Price	Volume	Price	Volume	Price
Gas (Mmcf)	1,606.2	$5.88	693.5	$6.08	17.3	$6.01

Average production costs, including production taxes, per equivalent Mcf of were $3.34, $4.70, and $2.49 per Mcf in 2006, 2005, and 2004, respectively.

Total Acreage

Storm Cat Energy Corporation Acreage as of December 31, 2006

Area	Gross Acres	Net Acres
Powder River Basin, WY
Northeast Spotted Horse	6,320	5,950
Jamison	723	651
20 Mile	760	684
Ford Ranch (Focus + Ellbogen/Westbrook Leases)	4,711	3,604
Sheridan (State Lease Sale)	1,521	1,521
Recluse	25,200	17,000
North Recluse	2,495	2,495
Total	41,730	31,905

Fayetteville Shale, AR
Jordan Acquisition	16,364	12,596
Subsequent Lease Purchases	3,688	1,386
Total	20,052	13,982

Cook Inlet, AK
Mental Health Trust Leases	11,782	11,782
State Lease Sale Tracts	12,723	12,723
Total	24,505	24,505

Canada
Elk Valley (BC) - EnCana Drill to Earn	77,775	77,775
Alberta (AB) - Crown Lease Sale (Wetaskiwin) 12/14/05	2,068	2,068
Alberta (AB) - Cessford Farm-In (1)	3,200	2,240
Alberta (AB) - Crown Lease Sale (Redwater) 3/8/06	2,529	2,529
Alberta (AB) - Crown Lease Sale (Wainwright) 4/19/06	3,794	3,794
Alberta (AB) - Crown Lease Sale (Wainwright) 5/3/06	3,795	3,795
Alberta (AB) - Crown Lease Sale (Wetaskiwin) 5/31/06	1,107	1,107
Judy Creek	3,200	1,920
Total	97,468	95,228

Total Acres (1)	183,755	165,620

(1) Net acres may be earned pursuant to the farm-in arrangement

Productive Wells and Developed Acreage

Developed acreage at December 31, 2006 totaled 11,270 net and 13,183 gross acres. At December 31, 2006, the Company owned working interests in 282.5 net (349 gross) wells, which were primarily natural gas wells. In 2006, the Company sold or abandoned 3.5 net (5 gross) wells. In the same period, the Company drilled and acquired interests in 130.9 net (193 gross) wells in which it did not previously own an interest.

The following summarizes the Company’s productive and shut-in gas wells as of December, 31, 2006. Productive wells are capable of production and are currently producing. Shut-in wells are wells that are capable of production, but are not currently producing. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company’s fractional interests owned in the gross wells.

As of December 31, 2006:	Gross	Net
Producing wells	318.0	254.5
Shut-in wells	31.0	28.0
Total wells	349.0	282.5

The Company operates 277 of the above producing gas wells and 31 of the shut-in wells.

Undeveloped Acreage

The following table sets forth the number of undeveloped acres (primarily located in the Powder River Basin) which will expire during the next five years (and thereafter) unless production is established in the interim. Undeveloped acres “held-by-production” represents the undeveloped portions of producing leases which will not expire until commercial production ceases.

Expiration
Year Ending	Working
December 31,	Interest Acreage
	Gross	Net
2007	639	40
2008	12,812	11,605
2009	80,849	80,453
2010	28,838	25,934
2011	7,964	6,879
Thereafter	32,639	26,679
Held-By-Production	6,831	2,760
Total	170,572	154,350

In general, “royalty” interests are non-operated interests which are not burdened by costs of exploration or lease operations, while “working interests” have operating rights and participate in such costs.   As of December 31, 2006 the Company had no royalty interests.

Drilling Activity

The following tables set forth the number of gross and net gas wells in which the Company has participated and the results thereof for the periods indicated. In the tables below, “gross” refers to the total wells in which the Company has a working interest, and “net” refers to gross wells multiplied by the Company working interest.

Developed Wells (Gross)

Year Ended	Total Gross
December 31,	Wells	Gas	Dry
2006	86.0	86.0	—
2005	43.0	43.0	—
2004	—	—	—
Total	129.0	129.0	—

Exploratory Wells (Gross)

Year Ended	Total Gross
December 31,	Wells	Gas	Dry
2006	14.0	11.0	3.0
2005	3.0	2.0	1.0
2004	—	—	—
Total	17.0	13.0	4.0

Developed Wells (Net)

Year Ended	Total Net
December 31,	Wells	Gas	Dry
2006	73.0	73.0	—
2005	43.0	43.0	—
2004	—	—	—
Total	116.0	116.0	—

Exploratory Wells (Net)

Year Ended	Total Net
December 31,	Wells	Gas	Dry
2006	10.2	8.8	1.4
2005	2.4	2.0	0.4
2004	—	—	—
Total	12.6	10.8	1.8

Insurance

The Company believes that its existing insurance coverage is adequate to protect it from the risks associated with the ongoing operation of its business. This coverage includes commercial property, general liability and auto, workers compensation, inland marine and excess liability.

Facilities

The Company leases 9,264 square feet of administrative office space in the United States and 5,495 square feet of administrative office space in Canada under operating lease arrangements through November 30, 2009 and March 31, 2010, respectively. A summary of future minimum lease payments under the non cancelable operating leases as of December 31, 2006 is as follows:

United States
2007	$159,168
2008	156,419
2009	145,233
Total	$460,820

Commitments relative to Canadian leases are stated in U.S. Dollars utilizing the current average exchange rate for the 365 days in 2006 as reported by OANDA.com historical currency exchange rates. The rate used for conversion and applied to the future minimum lease payments is $0.88206).

Canada
2007	$110,736
2008	110,736
2009	110,736
2010	27,684
Total	$359,892

ITEM 3.         LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Annual Report on Form 10-K, the Company is not a party to any material pending legal proceedings. No such proceedings have been threatened and none are contemplated by the Company.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                         MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are traded on the American Stock Exchange under the symbol “SCU” and the Toronto Stock Exchange under the symbol “SME.”  The following tables set forth, for each of the quarterly periods indicated, the range of high and low sales prices on the American Stock Exchange and the Toronto Stock Exchange.

Quarterly High and Low Market Price for the Two Most Recent Fiscal Years on the Toronto Stock Exchange(CDN$)†
Quarter Ended	High	Low
December 31, 2006	$2.04	$1.35
September 30, 2006	$2.60	$1.50
June 30, 2006	$3.41	$2.11
March 31, 2006	$3.86	$2.85
December 31, 2005	$4.36	$2.40
September 30, 2005	$3.35	$1.50
June 30, 2005	$3.88	$1.78
March 31, 2005	$3.25	$2.25
Quarterly High and Low Market Price for the Two Most Recent Fiscal Years on the American Stock Exchange ($ U.S.)†*
Quarter Ended	High	Low
December 31, 2006	$1.82	$1.16
September 30, 2006	$2.50	$1.34
June 30, 2006	$3.00	$1.85
March 31, 2006	$3.37	$2.38
December 31, 2005	$3.75	$2.01

† We completed a two-for-one forward share split on March 31, 2005.  All share prices have been adjusted for the share split effective March 31, 2005.

* Our common shares began trading on the American Stock Exchange on October 3, 2005.

On March 15, 2007, the last sale price of our common shares as reported on the American Stock Exchange was $1.04 per share and the last sale price of our common shares as reported on the Toronto Stock Exchange was CDN$1.20 per share. On February 28, 2007, the number of our common shareholders of record was 45.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common shares during the fiscal quarter ended December 31, 2006.

Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s securities transactions during the year ended December 31, 2006 that were not registered under the Securities Act of 1933, and not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, are described as follows:

•                  30,636 warrants were exercised at C$2.40 per share

•                  42,500 warrants were exercised at C$3.00 per share

•                  350,706 warrants were exercised at C$2.60 per share

The common shares were issued upon exercise of the warrants in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Stock Price Performance

The following stock price performance graph is intended to allow review of shareholder returns, expressed in terms of the appreciation of the Company’s common shares relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common shares with the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oils Stock Index) from December 31, 2001 through December 31, 2006.

Comparison of Five Year Cumulative Total Return
For the Year Ended December 31, 2006

	2001	2002	2003	2004	2005	2006
Storm Cat Energy Corporation (“SCU”)	100.0	-7.70	225.60	808.30	600.20	-33.70
S & P’s Composite 500 Stock	100.0	77.9	100.25	111.15	116.61	135.03
DJ U.S. Exploration & Production Index*	100.0	102.17	133.9	189.97	314.06	330.93

*     formerly DJ Secondary Oil Stock Index

The information in this Annual Report on Form 10-K appearing under the heading “Stock Price Performance” is being “furnished” pursuant to Item 2-01(e) of Regulation S-K under the Securities Act of 1933, as amended, and shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 2.01(e) of Regulation S-K, or to liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6.                              SELECTED FINANCIAL DATA

The following table sets forth certain financial information with respect to the Company and is qualified in its entirety by reference to the historical financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.” The statement of operations and balance sheet data included in this table for each of the four years in the period ended December 31, 2006 were derived from the audited financial statements and the accompanying notes to those financial statements.

	Years Ended December 31,
In Thousands, except share amounts	2006	2005	2004	2003
Audited Financial Information
Statement of Operations Data:
REVENUE:
Gas sales	$9,444	$4,214	$104	$—
EXPENSES:
Gathering and transportation costs	1,921	906	39	—
Operating expenses	3,443	2,354	4	—
Gain on disposition of property	(185)	56	—	—
Depreciation, depletion, amortization and accretion	3,916	1,648	19	—
Impairment	2,027	2,125	—	—
Stock-based compensation	2,783	1,914	—	—
General and administrative expense	4,097	3,606	951	173
Loss (gain) on foreign exchange	11	98	—	—
Interest and other misc. (income) expense	(184)	(125)	—	—
Income tax expense (income)	(1,524)	—	—	—
Income (loss) before income taxes and cumulative effect of change in accounting principle	$(6,861)	$(8,368)	$(909)	$(173)
Net loss	$(6,861)	(8,368)	$(909)	$(173)
Net loss per share (1) :
Basic	$(0.10)	$(0.18)	$(0.04)	$(0.02)
Diluted	$(0.10)	$(0.18)	$(0.04)	$(0.02)
Weighted-average shares outstanding (1) :
Basic	70,429,219	47,321,481	21,455,630	11,236,892
Diluted	70,429,219	47,321,481	21,455,630	11,236,892
Balance Sheet Data:
Working capital	$(15,594)	$18,445	$2,257	$566
Total assets	111,964	56,953	5,743	488
Short-term liabilities	29,061	12,709	601	30
Long-term liabilities	21,221	793	79	—
Shareholders’ equity	61,682	43,451	5,063	458
Cash dividends declared per common share	$—	$—	$—	$—

Unaudited Operating Data
Production Volumes:
Gas (Mcf)	1,606.2	693.5	17.3	—
Average sales price before hedging:
Per Mcf	$5.19	$6.08	$6.01	$—
Average sales price after hedging:
Per Mcf	$5.88	$6.08	$6.01	$—
Total Proved Reserves:
Gas (Mcf)	25,015.3	10,009.9	458.2	—
Estimated future net revenues	$41,945	$37,461	$1,011	$—
Estimated future net revenues discounted at 10%	$32,036	$29,017	$807	$—

(1)   The effect of the two for one reverse stock split on March 31, 2005 is reflected in all historical share and per share data.

ITEM 7.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms “Storm Cat” and “the Company”, when used herein refer to Storm Cat Energy Corporation, together with its operating subsidiaries. When the context requires, the Company refers to these entities separately. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Annual Report on Form 10-K.

Forward Looking Statements

Please refer to the section entitled “Caution Regarding Forward Looking Statements” and “Risk Factors” for a discussion of factors which could affect the outcome of forward looking statements used by the Company.

THE BUSINESS

Storm Cat Energy is an independent oil and gas company focused on exploration and development of unconventional gas reserves, which are reserves from fractured shales, coal and tight sand formations. The Company has producing properties in Wyoming’s Powder River Basin (“PRB”). Our business model consists of three strategies: (1) acquiring producing properties with drilling prospects in focused basins in both the United States and Canada; (2) exploring areas of moderate risk; and (3) initiating higher risk projects with the potential for higher reward. Storm Cat continues to execute on its long-term strategy of growth through continued development and the acquisition of prospective acreage that exploits the abilities of the Company’s technical team.

Storm Cat achieved the operational goals that it targeted for 2006. Net proved reserves increased from 10.0 Bcf at year-end 2005 to 25.0 Bcf for year-end 2006. Net production increased from 2.6 Mmcf/d year-end 2005 to 8.0 Mmcf/d at year-end 2006. Storm Cat was also able to finance and close on a significant acquisition in the PRB that doubled production and added significant drilling opportunities in and around its core area in Northeast Spotted Horse. The Company added a forth core area by acquiring acreage in the Fayetteville Shale in Arkansas which the exploration activities are scheduled to begin in the summer of 2007.

The technical team was expanded in Canada with the addition of a senior geologist and landman. Canada has a host of unconventional drilling opportunities. Storm Cat acquired and drilled on its acreage in Alberta for both the Mannville and Horseshoe Canyon coals as further describe below in the regional summaries. The Company’s Elk Valley play is still a significant exploration prospect. Storm Cat drilled two wells in 2005 but the completions in January 2006 were not properly implemented.   The technical team evaluated several completion techniques and service companies, and five new wells were drilled in 2006 and properly completed as further outlined below in the Elk Valley summary.

Storm Cat produced 1.6 Bcf in 2006 compared with 0.7 Bcf in 2005. The Company drilled 100 gross wells in 2006 of which 86 were drilled in the PRB. Finding and development costs in the PRB total approximately $1.20 per Mcf to date. Total capital expenditures for 2006 were $72.0 million. Acquisition and acreage purchases totaled $37.0 million leaving a balance of $35.0 million which was spent on drilling and other capitalized expenditures. The Company has over 350 drilling locations remaining in the PRB alone. The other three focus areas, if successful, will double the number of drilling locations providing Storm Cat ample room to grow through drilling.

The Company funded its 2006 $72.0 million capital budget with cash on hand, equity and debt. Storm Cat had $29.5 million in cash on January 1, 2005. On September 28, 2006, Storm Cat raised approximately $20 million through the sale of it shares (see “Liquidity and Capital Resources” for further information). Another $1.4 million was raised through the exercise of warrants and options. Also in September, the Company entered into a $250 million senior credit facility with JPMorgan, subject to a borrowing base. Based on the Company’s proven reserves, Storm Cat was able to draw down $20 million in senior debt and an additional $15 million in bridge financing used for the PRB acquisition. The $15 million bridge loan was subsequently repaid in full.

Storm Cat is in the process of setting its targets for 2007. It has already drilled and completed 21 wells in the PRB during the first quarter of 2007. The Company plans on maintaining focus on its four key areas:

the PRB, Fayetteville Shale, Elk Valley, and Alberta. Management expects production and proved reserves in the PRB to continue to grow throughout the year. The Company plans to establish reserves in the Fayetteville Shale in 2007 through the drilling of wells on its acreage. The production results from the five Elk Valley wells should provide management with data to determine the success of the drilling and completion program by summer of 2007. Storm Cat’s technical team will continue to monitor the progress being made on the Company’s Mannville and Horseshoe Canyon plays in Alberta.

To finance its activity in 2007, Storm Cat closed on a its Series A Subordinated Convertible Notes due March 31, 2012 (the “Series A Notes”) and expects to close on its Series B Subordinated Convertible Notes due March 31, 2012 (the “Series B Notes”) in March 2007. The Series A Notes provided the Company with $18.5 million in the first quarter of 2007. Part of the proceeds was used to repay the remaining $7.5 million bridge financing to JPMorgan. The Series B Notes will make available $31.6 million of additional capital provided shareholders approve the underlying shares needed to close the transaction. The shareholder vote is expected to be held on March 29, 2007. The Company also has hedged approximately 75% of its current net daily production to protect cash flow from and adverse decline in commodity prices. Please see Item 7A “Quantitative and Qualitative Analysis” for further discussion about the Company’s cash flow hedges.

BASIN SUMMARY

2006 Activity in the Powder River Basin

On May 5, 2006, Storm Cat closed a mineral leasehold transaction in the Powder River Basin, Campbell County, Wyoming, with two private companies. The acquisition included an interest in 3,942 gross (3,548 net) undeveloped acres. As consideration, 50% was paid in cash at closing and the private companies retained a carried interest as to capital costs covering their 10% working interest to be paid over a period of 18 months after closing.

On June 7, 2006, Storm Cat acquired six state tracts in Sheridan County, Wyoming totaling 1,521 gross (and net) acres at a Wyoming State Lease Sale for $0.7 million lease bonus (average of $458/acre). Development preparation has begun on the acreage including permitting of locations and water management planning. Development should consist of 19 multi-seam wells.

On August 29, 2006, but effective as of July 1, 2006, the Company acquired producing leases totaling 25,200 gross acres and 17,000 net acres in Wyoming’s Powder River Basin for $30.7 million. In accordance with U.S. GAAP, all revenues and expenses prior to the closing date were an adjustment to the purchase price. After the closing date, operations related to these properties are recorded to revenue and expenses in the normal course of business. The production from this field represented 26.4% of 2006 production volumes and 22.9% of 2006 natural gas revenue, and the reserves attributable to this acquisition comprise approximately 44.6% of estimated proved reserves as of December 31, 2006.

On September 14, 2006, Storm Cat entered into a Joint Development Agreement with an unaffiliated third party to jointly develop certain lands for coalbed methane in the Powder River Basin. Under this agreement, Storm Cat and its partner will establish an area of mutual interest in which Storm Cat will act as operator. The Company acquired an undivided 50% of its partner’s working interest and production in existing wells, leasehold and infrastructure. The Company will have the option to earn an undivided 50% interest in its partner’s leasehold within the area of mutual interest through development.

At December 31, 2006, Storm Cat had operational control of approximately 41,730 gross acres and 31,905 net acres. At year-end the Company was operating 277 wells and owned a working interest percentage in 41 additional non-operated wells. For the full year of 2006, 86 wells were spud. Wells drilled during 2006 were concentrated in our Northeast Spotted Horse and Jamison/Twenty Mile operating areas.

At year-end 2006, the Powder River Basin exit-rate production was 15 MMcf/d gross and 8 MMcf/d net. The Powder River Basin production currently comprises 100% of Storm Cat’s production.

2006 Activity in the Fayetteville Shale Area of Arkansas

On May 10, 2006, Storm Cat closed a $2.0 million transaction in the Fayetteville Shale play in Arkansas with two private operators. The Company acquired an interest in approximately 16,364 gross undeveloped acres and 12,596 net mineral acres in Van Buren, Pope and Searcy Counties, Arkansas at a cost per net acre of $165.

In the Arkoma Basin’s Fayetteville Shale play in Arkansas, the Company owned or controlled 20,051 gross and 13,982 net acres at December 31, 2006. This property consists of an 80% net revenue interest in

16,364 gross (12,596 net) acres and an 81% net revenue interest in 3,688 gross (1,386 net) acres in the Fayetteville Shale Prospect area of Arkansas (mostly in Van Buren County). Storm Cat plans to commence drilling on the first of six net wells in the Fayetteville Shale beginning mid-year 2007.

At year-end 2006, Storm Cat was participating in 14 (non-operated) Fayetteville Shale wells where it owned between a 1% and 8% working interest. These wells were at various stages of planning, drilling, completion or production.

2006 Activity in British Columbia, Canada (Elk Valley)

In Elk Valley, British Columbia, Storm Cat farmed-in on approximately 77,775 gross (77,775 net) acres on an unconventional natural gas prospect. On October 31, 2006, the Company assumed 100% operatorship of the Elk Valley land and the former operator retained a 2.5% overriding royalty interest. During 2006, the Company drilled and completed five wells in Elk Valley. These wells are currently on production and have begun the de-watering stage. Storm Cat expects to have preliminary production results from these wells during the second half of 2007.

2006 Activity in Alberta, Canada (Western Canadian Sedimentary Basin)

In the Western Canadian Sedimentary Basin of Alberta, Canada, Storm Cat owned or controlled approximately 19,693 gross acres and 17,453 net acres at December 31, 2006. Efforts have been focused on evaluating the potential of the Horseshoe Canyon and Mannville Coals. Horseshoe Canyon has been established as a commercial production target in the Western Canadian Sedimentary Basin, while the Mannville Coals are still in the early stages of development. During the course of 2006, Storm Cat experienced a greater than eight-fold increase in its undeveloped acreage position from a starting point of 2,080 acres (gross and net). In 2006, five gross wells were drilled. This total includes two wells drilled at no cost to the Company through a farm out of its interest in two sections of land.

The Alberta, Canada acreage is concentrated in five main areas. From north to south these are Judy Creek, Redwater, Wetaskiwin, Wainwright and Cessford. The Wetaskiwin area is prospective for gas from the Horseshoe Canyon and the Mannville Coals while the other areas are all prospective for gas from the Mannville Coals.

During 2006, Storm Cat participated in the drilling of three wells in the Cessford area on a drill-to-earn farm-out deal. Two of the wells were drilled at no cost to the Company. The first well drilled was a vertical test which targeted a Lower Mannville Channel sand as well as the Mid Mannville Coal. The channel sand was wet, and the well was completed uphole in the Mannville Coal section. A core was cut through the coals. Subsequent analysis showed significant quantities of gas in place, which led to the decision to begin horizontal development drilling. The remaining four earning wells have been farmed out to a third party. Two of the wells have been drilled, and the remaining two earning wells are scheduled to be drilled in the first and second quarters of 2007.

During the fourth quarter of 2006, Storm Cat drilled a 1,450 meter vertical test in the Judy Creek area to evaluate the potential of the Mannville coals as well as unconventional targets in the Colorado Shale. The coals encountered were deemed to be too thin to follow up with horizontal wells.

Storm Cat drilled a 760 meter vertical well in the Wetaskiwin area that was designed to test the gas potential of the Horseshoe Canyon Coal as well as conventional targets in the Belly River and Edmonton Sand. The well encountered gas pay in both the Upper Belly River Sand and the Horseshoe Canyon. Based on these results, the Company has entered into a drill-to-earn deal to earn a 100% working interest in four sections of land subject to a non-convertible overriding royalty. We will earn an interest in one section with each well drilled. Tie-in options are currently being evaluated.

2006 Activity in Alaska

The Company has an 89.5% net revenue interest in 11,782 gross (11,782 net) acres and an 87.5% net revenue interest in 12,723 gross (12,723 net) acres in the Cook Inlet region of Alaska. Storm Cat drilled one well in this area in 2006. The Company is in the process of evaluating the completion potential and costs based upon equipment availability.

2006 Activity in Saskatchewan, Canada (Moose Mountain)

Storm Cat previously owned a 30% working interest in the Moose Mountain exploration project in Saskatchewan, covering 235,830 gross acres of unconventional natural gas exploration. Storm Cat drilled, cased and completion tested three Moose Mountain wells in 2006. This property was impaired in the amount of $1.9 million in the third quarter of 2006. The Company sold its working interest in this property to avoid plugging and abandonment costs, but retained a 1% overriding royalty interest.

2006 Activity in Mongolia

As of December 31, 2006, Storm Cat had fully impaired its Mongolia property for a total of $2.2 million.

Business Risks

The exploration for and the acquisition, development, production, and sale of natural gas is highly competitive and capital intensive. As in any commodity business, the market price of the commodity produced and the costs associated with finding, acquiring, extracting, and financing the operation are critical to profitability and long-term value creation for shareholders. Generating reserve and production growth while containing costs represents an ongoing focus for management, and is made particularly important in the Company’s business by the natural production and reserve decline associated with oil and gas properties. In addition to developing new reserves, Storm Cat competes to acquire additional reserves, which involves judgments regarding recoverable reserves, future gas prices, operating costs and potential environmental and other liabilities, title issues and other factors. During periods of historically high gas prices, third party contractor and material cost increases are more prevalent due to increased competition for goods and services. Other challenges the Company faces include attracting and retaining qualified personnel, gaining access to equipment and supplies and maintaining access to capital on sufficiently favorable terms.

Please see “Risk Factors” under Item 1A for more information about these risks and others.

Storm Cat has taken the following steps to mitigate the challenges it faces:

•                  The Company actively manages its exposure to commodity price fluctuations by hedging meaningful portions of expected production through the use of derivatives. Detailed hedging policy and procedures are outlined in the Company’s Hedging Policy.

•                  Storm Cat has a multi-year inventory of attractive drilling locations and a diverse balance of CBM properties, allowing it the opportunity to grow reserves and replace and expand production organically.

•                  The Company has put in place a Delegation of Authority policy outlining the hierarchy of authorization for expenditures and commitments and to provide checks and balances.

•                  A comprehensive Authorization for Expenditure (“AFE”) policy allows for the tracking of all significant capital expenditures so that budget to actual integrity can be monitored and maintained.

•                  Storm Cat uses third party engineering to evaluate acquisitions and year-end reserves. This provides an unbiased check against the Company’s internal evaluations.

•                  Employees and Directors sign a Code of Business Conduct and Ethics which contains a Whistle Blower Policy with an anonymous hotline to the Audit Committee Chair so that fraud or violation of the Company’s policies can be reported immediately and appropriate action taken.

•                  The Board of Directors for the Company includes a majority of independent Board Members. The Audit and Compensation Committees are exclusively independent directors. The Board and the Audit Committee meet a minimum of once each quarter. The Audit Committee meets regularly with the auditors in sessions where management is not present.

2007 Capital Budget

Storm Cat intends to announce its 2007 capital expenditure program in first quarter 2007. The budget will be funded primarily from the issuance of the Series A and B Notes, additional senior debt borrowings and cash flow from operations. If the Company cannot close on the Series B Notes because the underlying shares are not approved by shareholders, Storm Cat will have to seek alternative financing options or consider scaling back it proposed capital expenditure plans for 2007.   The Company may consider several options for raising additional funds such as selling securities, selling assets or farm-outs or similar type arrangements. Financing obtained through the sale of Storm Cat equity will likely result in dilution to the Company’s shareholders.

The Company continues to grow production and leasehold in its core PRB operating area. The PRB provides opportunity for increased production as Storm Cat continues to successfully apply multi-seam completion technology to its drilling operations, resulting in increasing cash flow for the Company and its shareholders. Storm Cat has successfully drilled five wells in Elk Valley which is a focused area to the Company for future growth. The Fayetteville Shale acquisition and Cessford project are especially important, allowing the Company to have access to data as a working interest partner in the wells with limited financial exposure. Storm Cat will use this data to help refine its 2007 drilling program in these areas.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments to make future payments under its convertible notes, notes payable, operating leases, employment contracts, consulting agreements and service contracts for the periods specified as of December 31, 2006.

In Thousands	Total	< 1 Yr.	1-3 Yrs.	3-5 Yrs.	> 5 Yrs.
Series A Convertible Notes: (1)
Principal	$18,535	$—	$—	$18,535	$—
Interest	8,858	1,572	5,143	2,143	—
JPMorgan Chase Senior Credit Facility:
Principal (2)	20,000	—	20,000	—	—
Interest (3)	6,092	1,700	4,392	—	—
Operating Leases	849	291	558	—	—
Employment Contracts	—	—	—	—	—
Consulting Agreements (4)	90	90	—	—	—
Total Contractual Obligations	$54,424	$3,653	$30,093	$20,678	$—

(1)       The Series B Convertible Notes have not yet closed and, therefore, are not included in this calculation.

(2)       Assumes an unchanged JPMorgan principal balance over what existed at December 31, 2006, including letters of credit.

(3)       Interest calculated on the JPMorgan credit facility is through the maturity date of the Note.

(4)       Reflects an agreement with the law firm of a related party which expires in September 2007 for a minimum of $10,000 per month in legal fees plus actual reasonable expenses relative to the representation of Storm Cat (none assumed)..

The above table does not include asset retirement obligations as discussed in “Note 1: Summary of Significant Accounting Policies” of the accompanying Consolidated Financial Statements, as the Company cannot determine with accuracy the timing of such payments.

Forward Sales

The Company has no forward sales contracts as of December 31, 2006.

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

Storm Cat entered into a gathering agreement with an unaffiliated third party which requires payment of gathering fees of $0.47 per Mcf on annual volumes of 2,064,600, 2,482,231 and 2,040,575, respectively in 2006, 2007 and 2008.  In the event that Storm Cat is unable to meet these annual delivery levels, it will be liable at a rate of $0.47 per undelivered Mcf.  At year-end Storm Cat accrued for a net volume shortfall of $256,510, which was paid in February 2007, relative to undelivered volumes in 2006.  Over-delivered volumes will count toward the overall commitment through 2008.  The rate drops to $0.284 per Mcf for future volume shortfalls.

Commodity Swaps

On July 21, 2006, Storm Cat entered into a commodity swap cash settlement transaction.  The outstanding quantity committed to the swap as of December 31, 2006 is 1,500 MMBtu’s per day from January 1, 2007 through July 9, 2009.  The total quantity is 1,414,500 MMBtu’s.  The fixed price in the agreement is $7.16 per MMBtu (CIG pricing).

On August 29, 2006, Storm Cat entered into a second commodity swap cash settlement transaction.  The outstanding quantity committed to the second swap as of December 31, 2006 is 2,000 MMBtu’s per day from January 1, 2007 through August 31, 2009.  The total quantity is 1,948,000 MMBtu’s.  The fixed price in the agreement is $7.27 per MMBtu (CIG pricing).

On December 31, 2006, Storm Cat entered into two additional commodity swap cash settlement transactions.  The outstanding quantity committed to the third swap as of December 31, 2006 is 2,400.00 MMBtu’s per day from January 1, 2007 through December 31, 2007.  The total quantity is 876,000 MMBtu’s.  The fixed price in the agreement is $5.12 per MMBtu (CIG pricing).

The outstanding quantity committed to the fourth swap as of December 31, 2006 is 1,200 MMBtu’s per day from January 1, 2008 through December 31, 2008.  The total quantity is 439,200 MMBtu’s.  The fixed price in the agreement is $6.61 per MMBtu (CIG pricing).

Outstanding Share Data

As of December 31, 2006, the Company had 80,429,820 shares issued and outstanding. There are 8,923,368 share purchase, finders fee and agent warrants outstanding.  However, 3,228,020 of these warrants expired on February 27, 2007 without being exercised.  There are currently 5,470,000 common share options outstanding under the Company’s Amended and Restated Share Option Plan and Restricted Share Unit Plans combined.  The total amount of common shares reserved for issuance under the plans as of December 31, 2006 is 10,000,000 common shares.

During year ended December 31, 2006, the following warrants and options were exercised (in U.S. dollars):

•              753,906 warrants for gross proceeds of $1.3 million.

•              227,500 options for gross proceeds of $0.1 million.

On January 30, 2007, the Company issued $18.6 million in Series A Notes.  The Series A Notes are convertible into Storm Cat common shares at a price of $1.17 per share, as may be adjusted in accordance with the terms of the Series A Notes (as applicable).  If fully converted, the Company’s earnings per share would be diluted by an additional 15,841,880 shares.

Liquidity and Capital Resources

The following table summarizes the Company’s sources and uses of cash for each of the three years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
In Thousands	2006	2005	2004
Net cash provided by (used in) operations	$(2,687)	$(2,272)	$(135)
Net cash used in investing activities	(70,738)	(15,733)	(2,893)
Net cash provided by financing activities	48,947	44,920	5,056
Effect of exchange rate changes on cash	275	(78)	184
Net cash flow	$(24,203)	$26,837	$2,212

The decrease in cash used in operations from 2005 to 2006 is primarily due to changes in operating working capital.  Also additional G&A costs were incurred to support increased operating and drilling activities.

The Company’s investing activities during the three years ended December 31, 2006 related primarily to the Company’s development and exploration activities. During 2006, the Company also completed several acquisitions of acreage and additional working interests in producing wells.  The largest single acquisition in 2006 was for $30.7 million in the Powder River Basin.  In this acquisition the Company acquired producing leases totaling 25,200 gross acres and 17,000 net acres.

Historically, the Company has relied on the sale of equity capital and farm-outs and other similar types of transactions to fund working capital, the acquisition of its prospects and its drilling and development activities.  The financing activities in each of the years presented is primarily comprised of the net proceeds from the sale of equity in the Company, as further described below.  On September 18, 2006, Storm Cat closed a public offering of 7,594,937 common shares at a price to the public of C$1.58 per share.  The Company also issued 6,172,839 flow-through shares on September 18, 2006 at a price of C$1.80 per share.

During 2006, 227,500 options to purchase Storm Cat common shares were exercised for proceeds of $0.1 million, and 753,906 warrants were exercised for proceeds of $1.3 million.

Working Capital (Deficit)

At December 31, 2006 Storm Cat’s current liabilities of approximately $29.1 million exceeded its current assets of $13.5 million resulting in a working capital deficit of $15.6 million.  This compares to a working capital surplus of $18.4 million as of December 31, 2005.  Current liabilities as of December 31, 2006 consisted of trade payables of $7.3 million, revenues due third parties $2.1 million, accrued capital and other liabilities of $10.0 million, a flow-through share liability of $1.2 million, short-term notes payable of $7.5 million and accrued interest of $1.0 million.

Private Placement

On September 28, 2006 the Company closed a private placement consisting of the sale to a single investment group based in Ontario, Canada, acting as portfolio manager for fully-managed accounts, of 7,594,937 units (C$12,000,000) and 6,172,839 flow-through common shares (C$11,111,110) (the “Offering”). Each unit, priced at C$1.58, was comprised of one common share and approximately 0.28 of a common share purchase warrant (2,126,582 warrants).  Each whole common share purchase warrant is exercisable into one common share at a price of C$1.90 per share for a period of 18 months from closing.  Each flow-through common share was priced at C$1.80 per share.  In connection with the Offering, the Company paid a cash commission equal to 6% of the aggregate gross proceeds of the Offering.

The securities issued under the Offering have not been registered under the United States Securities Act of 1933 or any state securities laws, and unless so registered may not be offered or sold in the United States, except pursuant to an exemption from, or in a transaction subject to, the registration requirements of the Securities Act of 1933 and applicable state securities laws.

Bank Credit Facility

Senior Credit Facility

On July 28, 2006, Storm Cat entered into a Credit Agreement, with JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the Lenders party thereto (the “U.S. Credit Agreement”).   Additionally, on July 28, 2006, Storm Cat entered into a Credit Agreement, with JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the Lenders party thereto (the “Canadian Credit Agreement” and together with the U.S. Credit Agreement, the “Credit Agreements”).  Pursuant to these Credit Agreements, the Company is permitted to borrow up to an aggregate principal amount of $250 million, to be allocated between them depending on the respective borrowing base under each such agreement.  The Credit Agreements were amended on January 30, 2007 pursuant to the First Amendment to Combined Credit Agreements (the “Amendment” and together with the Credit Agreements, the “Amended Credit Agreements”) to allow for subordinated debt and to amend the current ratio requirement.  A subsequent Letter Agreement was entered into on February 16, 2007 which established the borrowing base at $20 million and adjusted the applicable interest rates until a re-determination on the Company’s reserves and borrowing base was conducted.

Interest on borrowings under the Amended Credit Agreements and under the Letter Agreement accrues at variable interest rates at either a Eurodollar rate or an alternate base rate, at the Company’s election.  On loans made under the U.S. Credit Agreement, the Eurodollar rate is calculated at LIBOR plus an applicable margin 2.75%.  The alternate base rate is calculated as (1) the greater of (a) the Prime Rate or (b) the Federal Funds Effective Rate plus 1/2%, plus (2) an applicable margin of 1.25%.  For loans made under the Canadian Credit Agreement, the Eurodollar rate is calculated at LIBOR plus an applicable margin of 2.75%.  Canadian Prime loans are the Canadian Prime Rate plus 1.25%. USBR Loans Rates are USBR plus 1.25% and the Bankers Acceptance Stamping Fee is 2.75%.  Storm Cat elects the basis of the interest rate at the time of each borrowing.  In addition, the Company is obligated to pay a commitment fee under the Amended Credit Agreements quarterly in arrears based on a percentage multiplied by the daily amount that the aggregate commitments exceed borrowings under the Amended Credit Agreements.  The commitment fee percentage is 0.50%.  Loans made under the Amended Credit Agreements are secured by mortgages on the Company’s natural gas properties and guaranteed by Storm Cat’s PRB assets.

The Amended Credit Agreements require the Company to comply with financial covenants as follows:  (1) a ratio of current assets to current liabilities (determined at the end of each quarter) of not less than 1:1 beginning March 31, 2007;  and (2) a ratio of total funded debt to EBITDA (as such terms are defined in the Amended Credit Agreement) for the most recent quarter, annualized, not to be greater than 5:1 for the fiscal quarter ending December 31, 2006, 3.5:1 fiscal quarter ending March 31, 2007, and 3:1 for each subsequent quarter.  Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets.  The current assets to current liabilities ratio goes into effect March 31, 2007.  The Company was in non-compliance of the EBITDA covenant as of December 31, 2006.  A temporary waiver was obtained from JPMorgan for the quarter ended December 31, 2006 and, JPMorgan agreed not to test the fiscal quarter ended March 31, 2007.  Pursuant to the provisions of the Emerging Issues Task Force (“EITF”) No. 86-30, Classifications of Obligations When a Violation is Waived by the Creditor, the Company projected future compliance with existing covenants and concluded that compliance with the same covenants at the next quarterly measurement date was probable.  The temporary waiver required the Company to complete the Amendment.

The Amendment allowed the Company to move forward with its offering of subordinated convertible debt and permitted the issuance of (a) the Series A Notes, and (b) the Series B Notes, in an aggregate principal amount not to exceed $50.2 million, a portion of the proceeds of which shall be used to repay in full the  indebtedness evidenced by the Bridge Facility (as defined below), and which indebtedness (i) has a coupon rate of not greater than 9.25%, (ii) has a due date not earlier than March 31, 2012, (iii) is not subject to negative covenants, financial covenants or events of default (or other provisions which have the same effect as negative covenants, financial covenants or events of default) which have not been approved by the Global Administrative Agent, and (iv) is subordinated to the obligations on terms acceptable to the Global Administrative Agent, including, without limitation, pursuant to the terms of the Subordination Agreement.

Bridge Credit Facility

On August 29, 2006, Storm Cat entered into an amendment (the “First Amendment”) to the U.S. Credit Agreement to obtain a secured bridge note of U.S. $15.0 million (the “Bridge Facility”) to help fund the PRB acquisition.  On September 27, 2006, the Company used proceeds from an equity financing transaction and paid down $7.5 million under the Bridge Facility leaving a balance of $7.5 million outstanding at the end of the third quarter.  The Company paid $0.9 million in fees to JPMorgan associated with the Bridge Facility ($0.8 million for an up-front fee and $0.1 million for a structuring fee).  The fees have been recorded as deferred financing costs in the accompanying financial statements and were amortized through January 31, 2007, at which time the Company paid down the Bridge Facility in full.

Convertible Notes

On January 19, 2007, Storm Cat entered into a Series A Note Purchase Agreement for the private placement of the Series A Notes in a total aggregate principal amount of $18.5 million and a Series B Note Purchase Agreement for the private placement the Series B Notes in a total aggregate principal amount of $31.7 million.  The Series A Notes and the Series B Notes will be convertible into Storm Cat common shares at a price of $1.17 per share, as may be adjusted in accordance with the terms of the Series A Notes or the Series B Notes (as applicable), and the Company may force the conversion of the Series A Notes or the Series B Notes (as applicable) at any time 18 months after the closing date of the applicable issuance that its common shares trade above $2.05, as may be adjusted, for 20 days within a period of 30 consecutive trading days.

On January 30, 2007, Storm Cat closed the private placement of Series A Notes.  The Series A Notes will mature on March 31, 2012, unless earlier converted, redeemed or repurchased.  The Series A Notes bear interest at a rate of 9 ¼% per annum, commencing on January 30, 2007.  Interest on the Series A Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2007.

The closing on the Series B Notes is contingent upon the successful vote of shareholders approving the underlying common shares should the Series B Note be converted.  The shareholder vote is schedule for March 29, 2007. The Series B Notes bear the same interest rate and interest payment schedule as the Series A Notes.

As part of the private placements, the Company entered into a registration rights agreement with the investors requiring the Company to file with the SEC a registration statement covering the common shares issuable upon conversion of the Series A Notes and the Series B Notes.  The Company filed a Form S-1 registration statement with the SEC on March 1, 2007 for the common shares underlying the Series A Notes.  A similar S-1 registration statement will be filed soon after the closing of the Series B Notes.

In Canada, any shares issued on conversion of the Series A Notes are subject to a four month hold period and may not be traded before May 31, 2007 unless permitted under applicable securities legislation and the rules of the Toronto Stock Exchange.

The Company intends to use the net proceeds from the Series A and Series B Notes along with addition senior bank financing to fund its 2007 U.S. capital expenditure budget requirements.  It also used a portion of the net proceeds on the Series A Notes to repay the remaining $7.5 million of mezzanine debt that was borrowed in connection with the Powder River Basin acquisition completed in August 2006.

Additional Financing

The Company is constantly investigating participation opportunities in additional exploration and development projects.  If new project interests are acquired, the Company will require additional funds for acquisition and exploration and/or development of these new projects.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2006, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

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

Oil and Gas Reserves

Storm Cat follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a “full cost pool.” Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves.  Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated depletion and net of deferred income taxes, may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair value if lower, of unproved properties.  Should capitalized costs exceed this ceiling, an impairment would be recognized.

Estimated reserve quantities and future net cash flows have the most significant impact on the Company because these reserve estimates are used in providing a measure of the Company’s overall value.  These estimates are also used in the quarterly calculations of depletion, depreciation and impairment of the Company’s proved properties.

Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process.  The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data.  The accuracy of the decline analysis method generally increases with the length of the production history. Since most of the Company’s wells have been producing less than five years, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company’s estimates of proved reserves including developed producing, developed non-producing and undeveloped. As the Company’s wells are produced over time and more data is available, the estimated proved reserves will be re-determined on an annual basis and may be adjusted based on that data.

Actual  future  production,  gas and oil prices,  revenues,  taxes,  development expenditures,  operating  expenses and  quantities  of  recoverable  gas and oil reserves most likely will vary from the  Company’s  estimates.  Any significant variance could materially affect the quantities and present value of the Company’s reserves. For example a decrease in price of 10% per Mcf for natural gas would  result in a  decrease  in the Company’s December  31, 2006  present  value of future  net cash  flows of  approximately $2.0 million.  In addition, the Company may adjust estimates of proved reserves to reflect production history, acquisitions, divestitures, ownership interest revisions, results of exploration  and  development  and prevailing gas and oil prices.  The Company’s reserves may also be susceptible to drainage by operators on adjacent properties.

Impairment of Long-lived Assets

The cost of the  Company’s  unproved  properties  is withheld from the depletion base as described  above,  until  such a time  as the  properties  are  either developed or abandoned.  These properties are reviewed periodically for possible impairment.

As of December 31, 2006, the Company had fully impaired its Mongolia property for a total of $2.2 million.  Its Moose Mountain property in Canada was also impaired for a total of $1.9 million.

Revenue Recognition

The Company’s revenue is derived from the sale of gas production from its producing wells. This revenue is recognized as income when the production is produced and sold.  The Company typically receives its payment for production sold one to three months subsequent to the month of the sale.  For this reason, the Company must estimate the revenue that has been earned but not yet received as of the reporting date.  The Company uses actual production reports to estimate the quantities sold and the Colorado Interstate Gas (“CIG”) spot price, less marketing and transportation adjustments, to estimate the price of the production.  Variances between estimates and the actual amounts received are recorded in the month the payment is received.

Stock-based Compensation

The factors affecting stock-based compensation include estimates of when stock options might be exercised and the stock price volatility.  The timing for exercise of options is out of the Company’s control and will depend, among other things, upon a variety of factors including the market value of Company shares and the financial objectives of the holders of the options.  The Company has used historical data to determine volatility in accordance with Black-Scholes modeling, however, future volatility is inherently uncertain and the model has its limitations.  As of December 31, 2006 the Company’s Black-Scholes model assumed a cumulative forfeiture rate of 8.76%.  While these estimates can have a material impact on the amount of stock-based compensation expense, and hence results of operations, it has no impact on the Company’s financial condition.

Accounting for Oil and Gas Properties

The Company’s recorded value of its oil and gas properties is, in all cases, based on historical costs.  The Company is in an industry that is exposed to a number of risks and uncertainties, including exploration risk, development risk, commodity price risk, operating risk, ownership and political risk, funding and currency risk as well as environmental risk.  The Company’s financial statements have been prepared with these risks in mind.  All of the assumptions set out herein are potentially subject to significant change and out of the Company’s control.  Such changes are not determinable at this time.

Recent Accounting Pronouncements

On June 1, 2005, the Financial  Accounting  Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154,  Accounting Changes and Error Corrections”, which replaced Accounting Principles Board Opinion No. 20,  Accounting  Changes and SFAS No. 3. SFAS 154 provided guidance on the accounting for and reporting of accounting changes and error corrections.  It established retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 was effective for accounting changes and corrections of errors made January 1, 2006.  The adoption of SFAS No. 154 had no impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No.  140, “Accounting for Transfers and  Servicing of Financial Assets and Extinguishments of Liabilities,” and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument’s form.  The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as the Company does not currently hold any hybrid financial instruments.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating whether the adoption of FIN 48 would have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Consideration of Prior Years’ Errors in Quantifying Current Year Misstatements” (“SAB 108”).  Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged.  The adoption of SAB 108 did not have a material impact on the Company’s financial position or results from operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent   obligation   to  make  future   payments  or   otherwise   transfer consideration  under a  registration  payment  arrangement  should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”.  This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective January 1, 2006 for the Company.  The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial  Assets  and  Financial  Liabilities.”  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial  position or results of operations.

FINANCIAL RESULTS

Results of Operations

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with the Company’s sales of natural gas for the periods indicated.

	For the Years Ended
	December 31,
	2006	2005	2004
Natural gas production (Mmcf)	1,606.2	693.5	17.3
Average sales price per Mmcf	$5.88	$6.08	$6.01

Comparative Results of Operations for the Years Ended December 31, 2006 and 2005, respectively.

	Year Ended December 31,
Selected Operating Data:	2006	2005
Net Sales Volume:
Natural Gas (MMcf)	1,606.2	693.5

Oil and Gas Sales (in thousands)
Natural Gas	$9,444	$4,214

Average Sales Prices:
Natural Gas (per Mcf)	$5.88	$6.08

Additional Data (per Mcf):
Gathering and Transportation	$1.20	$1.31
Lease Operating Expenses	$1.49	$2.61
Ad Valorem and Property Taxes	$0.65	$0.78
Depreciation, Depletion and Amortization	$2.31	$2.28
General and Administrative, net of capitalization	$2.55	$5.20
Stock-based Compensation	$1.73	$2.76

Natural Gas Sales.  Natural gas sales revenue increased approximately 124.1% from $4.2 million in 2005 to $9.4 million in 2006.  Sales revenue is a function of sales volumes and average sales prices. Sales volumes increased 131.6% between periods. The volume increase resulted primarily from acquisitions and successful drilling over the past year that produced new sales volumes that offset the natural decline in production.  The Company’s average price for natural gas decreased 3.2% between periods from $6.08 per Mcf in 2005 to $5.88 per Mcf in 2006.

Gathering and Transportation.  Gathering and transportation expenses increased approximately $1.0 million from $0.9 million in 2005 to $1.9 million in 2006.  The increase in total expense was a direct result of increase production volumes.  On a per Mcf basis, gathering and transportation expenses decreased $0.11 per Mcf from $1.31 per Mcf in 2005 to $1.20 per Mcf in 2006.  The decrease on a per Mcf basis is attributed to economies realized in transporting greater volumes.

Lease Operating Expenses. Lease operating expenses (excluding taxes) increased approximately $0.6 million to $2.4 million in 2006 compared to $1.9 million in 2005.  The increase resulted primarily from costs associated with new property acquisitions and drilling in the current year.  Lease operating expenses as a percentage of natural gas sales decreased from 44.0% during 2005 to 25.4% in 2006 as lease operating cost increases did not keep pace with volume increases.  Lease operating expenses per Mcf decreased 42.9% from $2.61 in 2005 to $1.49 in 2006.

Ad Valorem and Property Taxes. Ad valorem and property taxes increased approximately $0.5 million to $1.1 million in 2006 compared to $0.5 million in 2005.  The increase resulted from gas volume increases over the past year.  Ad valorem and property taxes as a percentage of natural gas sales decreased from 12.8% during in 2005 to 11.1% in 2006.  Ad valorem and property tax per Mcf decreased 16.5% from $0.78 during 2005 to $0.65 in 2006 due to production volume increases.

Depreciation, Depletion and Amortization. DD&A increased by $2.1 million to $3.7 million during in 2006 compared to $1.6 million in 2005.  This increase resulted from increased production from recent acquisitions, increased capital costs and an increase in the DD&A rate.  The per Mcf rate increased marginally by $0.03 from $2.28 in 2005 to $2.31 in 2006 primarily due to additions to the reserve estimate.  The components of DD&A expense were as follows:

	Year Ended December 31,
In Thousands	2006	2005
Depreciation	$305	$237
Depletion	3,398	1,346
Amortization	0	0
Depreciation, Depletion and Amortization	$3,703	$1,583

Accretion.  Accretion expense increased by $0.1 million to $0.2 million in 2006 from $0.1 million in 2005.  This increase was the result of additional drilling in the Powder River Basin and Elk Valley as well as the acquisition of properties in the Powder River Basin.

	Year Ended December 31,
In Thousands	2006	2005
Accretion	$213	$65

Impairment.  Impairment expense decreased by $0.1 million to $2.0 million in 2006 from $2.1 million in 2005.  In 2005, the Company impaired its Mongolia property and in 2006 it impaired its Moose Mountain property in Saskatchewan, and a small portion of the balance of Mongolia.

	Year Ended December 31,
In Thousands	2006	2005
Impairment	$2,027	$2,125

General and Administrative Expense.  Net general and administrative expense increased $1.3 million to $6.9 million in 2006 compared to $5.5 million in 2005.  One of the largest components of the increase is attributed to salaries and related benefits and taxes which totaled $2.4 million in 2006 compared to $1.3 million in 2005.  The increase in salaries was attributable to an increase in the employee base, from 15 employees in 2005 to 27 employees in 2006, resulting from the Company’s continued growth.  Additionally, Sarbanes-Oxley and audit fees increased by $0.3 million, director and officer insurance increased by $0.2 million, legal fees increased by $0.2 million and bank fees increased by $0.3 million (primarily related to the amortized portion of up-front fees associated with the Company’s debt financing with JPMorgan, all of which were the result of growth and fund-raising activities in 2006). Stock-based compensation increased $0.9 million to $2.8 million in 2006 from $1.9 million in 2005 primarily due to an increase in the number of employees between periods.  Capitalized overhead increased by $1.5 million to $2.1 million in 2006 from $0.6 million in 2005.  This increase in capitalized overhead was due to a combination of increases in the number of operated properties, new acquisitions, stepped-up drilling activity and the associated increased employee costs in 2006.

	Year Ended December 31,
In Thousands	2006	2005
General and Administrative Expenses	$6,168	$4,198
Stock-based Compensation	2,783	1,914
Capitalized Overhead	(2,071)	(592)
General and Administrative Expense, net	$6,880	$5,520

Income Tax.  The income tax benefit realized in 2006 was $1.5 million.  This benefit is from spending capital that qualifies for immediate tax deduction and, in turn, this tax benefit is passed on to our flow-

through shareholders.  In order to have this tax benefit, the flow-through shareholders pay a premium above market for their shares.  This premium is reduced in equity and recorded as a liability.  As the capital obligation is spent, the liability is reduced and an income tax benefit is recorded to the income statement.  A flow-through share liability of $1.2 million still remains on the Company’s balance sheet and the associated capital must be spent by December 31, 2007.

Interest Expense.  Interest expense during 2006 consists primarily of interest expense related to the Company’s Senior Credit Facility with JPMorgan.  This facility was not in place in 2005.

Known Future Trends.  The Company expects continued increases in its production, revenue and lease operating expenses and interest expense due to its capital expenditure plans and wells coming on production.   The Company also expects ongoing significant capital expenditures in order to explore and develop its current acreage.

Comparative Results of Operations for the Years Ended December 31, 2005 and 2004, respectively.

	Year Ended December 31,
Selected Operating Data:	2005	2004
Net Sales Volume:
Natural Gas (MMcf)	693.5	17.3

Oil and Gas Sales (in thousands)
Natural Gas	$4,214	$104

Average Sales Prices:
Natural Gas (per Mcf)	$6.08	$6.01

Additional Data (per Mcf):
Gathering and Transportation	$1.31	$2.25
Lease Operating Expenses	$2.61	$0.23
Ad Valorem and Property Taxes	$0.78	$—
Depreciation, Depletion and Amortization	$2.28	$1.10
General and Administrative, net of capitalization	$5.20	$54.97
Stock-based Compensation	$2.76	$—

Natural Gas Sales.  Natural gas sales revenue increased approximately 3951.9% from $0.1 million in 2004 to $4.2 million in 2005.  Sales revenue is a function of sales volumes and average sales prices. Sales volumes increased 3908.7% between periods. The volume increase resulted primarily from acquisition activities and successful drilling activities over the past year which produced new sales volumes that more than offset the natural decline in production.  The Company’s average price for natural gas increased 1.1% between periods.

Gathering and Transportation.  Gathering and transportation expenses increased approximately $0.9 million from $40,000 in 2004 to $0.9 million in 2005.  The increase in total expense was a direct result of increase production volumes.  On a per Mcf basis, gathering and transportation expenses decreased $0.94 per Mcf from $2.25 per Mcf in 2004 to $1.31 per Mcf in 2005.  The decrease on a per Mcf basis is attributed to economies realized in transporting greater volumes.

Lease Operating Expenses. Lease operating expenses (before taxes) increased approximately $1.9 million to $1.9 million in the 2005 compared to $4,000 in 2004.  The increase resulted primarily from costs associated with new property acquisitions and drilling in the current year.  Lease operating expenses as a percentage of oil and gas sales increased from 3.8% in 2004 to 44.0% in 2005 due to a sharp increase in production between periods.  Lease operating expenses per Mcf increased 1034.8% from $0.23 in 2004 to $2.61 in 2005.

Ad Valorem and Property Taxes. Ad valorem and property taxes increased by 100% from zero in 2004 to $0.5 million in 2005 due to production first coming on-line in 2005.  Ad valorem and property taxes as a percentage of oil and gas sales equated to 12.8% in 2005, and ad valorem and property tax per Mcf was $0.78 in 2005.

Depreciation, Depletion and Amortization. DD&A increased by $1.6 million to $1.6 million during in 2005 compared to $20,000 in 2004.  This increase resulted from increased production from recent acquisitions, increased capitalized costs and an increase in the DD&A rate.  The per Mcf rate increased $1.18 from $1.10 in 2004 to $2.28 in 2005 primarily due to additions to the reserve estimate.  The components of DD&A expense were as follows:

	Year Ended December 31,
In Thousands	2005	2004
Depreciation	$237	$—
Depletion	1,346	19
Amortization	—	—
Depreciation, Depletion and Amortization	$1,583	$19

Accretion.  Accretion expense increased from zero in 2004 to $0.1 million in 2005.  This increase was the result of a shift in the operational activities of the Company.  The Company first acquired gas wells in December 2004.  Wells were drilled in 2005 and the Northeast Spotted Horse field in the Powder River Basin was acquired.  A retirement obligation associated with the drilled and producing property was set up in 2005 and accretion was recorded.

	Year Ended December 31,
In Thousands	2006	2005
Accretion	$65	$—

Impairment.  Impairment expense increased by $2.1 million in 2005 from zero in 2004 due to the impairment its Mongolia property.

	Year Ended December 31,
In Thousands	2005	2004
Impairment	$2,125	$—

General and Administrative Expense.  Net general and administrative expense increased $4.5 million to $5.5 million in 2005 compared to $1.0 million in 2004.  The increase was due to the significant growth of the Company between these two periods.  General and administrative expense before stock-based compensation and capitalized overhead increased $2.7 million to $3.6 million in 2005 compared to $0.9 million in 2004.  One of the largest components of the increase is attributed to salaries and related benefits and taxes which totaled $3.2 million in 2005 and $0.3 million in 2004.  The increase in salaries was attributable to an increase in the employee base, from one employee (our President, J. Scott Zimmerman) in 2004 to 15 employees in 2005.  Storm Cat had no stock-based compensation prior to 2005.  The Company only began capitalizing overhead in 2005 after its exploration team was in place.

	Year Ended December 31,
In Thousands	2005	2004
General and Administrative Expenses	$4,198	$951
Stock-based Compensation	1,914	—
Capitalized Overhead	(592)	—
General and Administrative Expense, net	$5,520	$951

Fourth Quarter Significant Adjustments

At year-end Storm Cat accrued for a net volume shortfall of $0.3 million relative to undelivered volumes in 2006, which was paid in February 2007, relative to undelivered volumes in 2006.

Additionally, in the fourth quarter of 2006, the Company paid out approximately $0.1 million in bonuses to executives and employees.

ITEM 7A. QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages exposure to commodity price fluctuations by periodically hedging a portion of estimated natural gas production.  The graph below details the rate of return for new wells drilled on the Company’s existing properties, realized at various natural gas price points for each of the Company’s geographic producing areas.  The prices reflected below include all capital expenditures and development costs, but do not include transportation and gathering charge, general and administrative expenses.

The Company recorded an unrealized gain of $3.5 million from its derivative contracts for the year ended December 31, 2006; $0.8 million of which was classified as a long-term asset, and $2.7 million of which was classified as a short-term asset.

As of December 31, 2006, the Company had entered into financial contracts through August 2009 for a total of approximately 4,677,700 MMBtu.  The Company anticipates that all forecasted transactions will occur by the end of their originally specified periods.  All contracts are entered into for purposes other than trading.

On July 21, 2006, Storm Cat entered into a commodity swap cash settlement transaction.  The outstanding quantity committed to the swap as of December 31, 2006 is 1,500 MMBtu’s per day beginning January 1, 2007 through July 9, 2009.  The total quantity is 1,414,500 MMBtu’s.  The fixed price in the agreement is $7.16 per MMBtu (CIG pricing).

On August 29, 2006, Storm Cat entered into a second commodity swap cash settlement transaction.  The outstanding quantity committed to the second swap as of December 31, 2006 is 2,000 MMBtu’s per day beginning January 1, 2007 through August 31, 2009.  The total quantity is 1,948,000 MMBtu’s.  The fixed price in the agreement is $7.27 per MMBtu (CIG pricing).

On December 31, 2006, Storm Cat entered into two additional commodity swap cash settlement transactions.  The outstanding quantity committed to the third swap as of December 31, 2006 is 2,400 MMBtu’s per day beginning January 1, 2007 through December 31, 2007.  The total quantity is 876,000 MMBtu’s.  The fixed price in the agreement is $5.12 per MMBtu (CIG pricing).

The outstanding quantity committed to the fourth swap as of December 31, 2006 is 1,200 MMBtu’s per day beginning January 1, 2008 through December 31, 2008.  The total quantity is 439,200 MMBtu’s.  The fixed price in the agreement is $6.61 per MMBtu (CIG pricing).

As of December 31, 2006, all natural gas derivative instruments qualified as cash flow hedges for accounting purposes.  The estimated fair value of natural gas derivative contracts designated and qualifying as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” was an unrealized gain of $3.5 million as of December 31, 2006.

Realized gains or losses from the settlement of gas derivative contracts are reported in the total operating revenues section of the consolidated statements of operations.  Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings.  Any change in fair value resulting from ineffectiveness is recognized currently in derivative loss in the consolidated statement of operations.

The Company has minimized ineffectiveness by entering into gas derivative contracts indexed to CIG.  As the Company’s derivative contracts contain the same index as the Company’s sale contracts, this results in hedges that are highly correlated with the underlying hedged item.

At the time of the filing of this report, Storm Cat had the following commodity swaps in place:

Commodity	Period			Quarterly Volume (MMBtu)	Fixed Price per MMBtu
Natural Gas	01/2007	to	03/2007	135,000	$7.16
Natural Gas	04/2007	to	06/2007	136,500	$7.16
Natural Gas	07/2007	to	09/2007	138,000	$7.16
Natural Gas	10/2007	to	12/2007	138,000	$7.16
Natural Gas	01/2008	to	03/2008	136,500	$7.16
Natural Gas	04/2008	to	06/2008	136,500	$7.16
Natural Gas	07/2008	to	09/2008	138,000	$7.16
Natural Gas	10/2008	to	12/2008	138,000	$7.16
Natural Gas	01/2009	to	03/2009	135,000	$7.16
Natural Gas	04/2009	to	06/2009	136,500	$7.16
Natural Gas	07/2009			46,500	$7.16

Commodity	Period			Quarterly Volume (MMBtu)	Fixed Price per MMBtu
Natural Gas	01/2007	to	03/2007	180,000	$7.27
Natural Gas	04/2007	to	06/2007	182,000	$7.27
Natural Gas	07/2007	to	09/2007	184,000	$7.27
Natural Gas	10/2007	to	12/2007	184,000	$7.27
Natural Gas	01/2008	to	03/2008	182,000	$7.27
Natural Gas	04/2008	to	06/2008	182,000	$7.27
Natural Gas	07/2008	to	09/2008	184,000	$7.27
Natural Gas	10/2008	to	12/2008	184,000	$7.27
Natural Gas	01/2009	to	03/2009	180,000	$7.27
Natural Gas	04/2009	to	06/2009	182,000	$7.27
Natural Gas	07/2009	to	08/2009	124,000	$7.27

Commodity	Period			Quarterly Volume (MMBtu)	Fixed Price per MMBtu
Natural Gas	01/2007	to	03/2007	216,000	$5.12
Natural Gas	04/2007	to	06/2007	218,400	$5.12
Natural Gas	07/2007	to	09/2007	220,800	$5.12
Natural Gas	10/2007	to	12/2007	220,800	$5.12

Commodity	Period			Quarterly Volume (MMBtu)	Fixed Price per MMBtu
Natural Gas	01/2008	to	03/2008	109,200	$6.61
Natural Gas	04/2008	to	06/2008	109,200	$6.61
Natural Gas	07/2008	to	09/2008	110,400	$6.61
Natural Gas	10/2008	to	12/2008	110,400	$6.61

The commodity swaps shown above were established in conjunction with the Credit Facility to allow the Company access to the funds needed to explore and develop its existing acreage and to make acquisitions.  The swaps are hedged at CIG Rocky Mountain prices. A 10% increase/decrease in CIG gas prices will result in a +/- change of approximately $2.0 million in the value of unrealized derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars and in thousands, except share amounts)

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,299	$29,502
Accounts receivable:
Joint interest billing	1,932	703
Revenue receivable	2,121	504
Fair value of derivative instruments - current	2,670	0
Prepaid costs and other current assets	1,445	445
Total Current Assets	13,467	31,154
PROPERTY AND EQUIPMENT:
Oil and gas properties under the full cost method:
Unproved properties, net of impairments	54,873	8,249
Proved property	46,446	18,071
Less: accumulated depreciation, depletion and amortization	(4,764)	(1,502)
Oil and gas properties, net	96,555	24,818
Fixed assets	1,057	911
Accumulated depreciation	(408)	(106)
Total other property, net	649	805
Total property and equipment, net	97,204	25,623
Restricted investments	511	176
Fair value of derivative instruments - long term	782	0
	1,293	176
Total Assets	$111,964	$56,953
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,302	$3,815
Revenue payable	2,063	313
Accrued and other liabilities	10,011	7,850
Flow-through shares liability	1,233	731
Notes payable — current	7,500	0
Interest payable	952	0
Total Current Liabilities	29,061	12,709
Asset retirement obligation	1,871	793
Notes payable - long term	19,350	0
	21,221	793
Total Liabilities	50,282	13,502
Commitments and contingencies (Note 4)	—	—
SHAREHOLDERS’ EQUITY
Common Stock, without par value, unlimited common shares authorized, issued and outstanding: 80,429,820 at December 31, 2006 and 65,654,388 at December 31, 2005	69,518	50,859
Contributed surplus	4,910	2,203
Accumulated other comprehensive income	3,877	151
Accumulated deficit	(16,623)	(9,762)
Total Shareholders’ Equity	61,682	43,451
Total Liabilities and Shareholders’ Equity	$111,964	$56,953

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars and thousands, except share amounts)

	Year Ended December 31,
	2006	2005	2004
OPERATING REVENUES:
Oil and gas revenue	$9,444	$4,214	$104

EXPENSES:
Operating costs:
Gathering and transportation	1,921	906	39
Operating expenses	3,443	2,354	4
General and administrative expenses	6,880	5,520	951
Accretion expense	213	65	0
Depreciation, depletion and amortization	3,703	1,583	19
Impairment	2,027	2,125	0
Other	(185)	56	0
Total Operating Expenses	18,002	12,609	1,013
Operating loss	(8,558)	(8,395)	(909)
OTHER EXPENSE (INCOME)
Loss (gain) on foreign exchange	11	98	0
Interest and other misc. income	(184)	(125)	0
Net loss before taxes	(8,385)	(8,368)	(909)

Recovery of future income tax asset	(1,524)	0	0

NET LOSS	$(6,861)	$(8,368)	$(909)
Basic and diluted loss per share	$(0.10)	$(0.18)	$(0.04)
Weighted average number of shares outstanding	70,429,219	47,321,481	21,455,630

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars and in thousands, except share amounts)

					Other		Total
	Common Stock		Share	Contributed	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Subscription	Surplus	Income	Deficit	Equity
BALANCE AT JANUARY 1, 2004	13,653,330	$509	$350	$39	$45	$(485)	$458
Issuance of shares for cash
-pursuant to a private placements	15,041,000	4,866	(350)	0	0	0	4,516
-pursuant to warrants exercised	3,684,500	745	0	0	0	0	745
-pursuant to stock options exercised	93,334	38	0	0	0	0	38
Share issuance costs	0	(266)	0	0	0	0	(266)
Finder’s fees	88,550	0	0	0	0	0	0
Shares subscribed for cash	0	0	22	0	0	0	22
Trans. from contributed surplus on stock options exercised	0	26	0	(26)	0	0	0
Stock-based compensation expense	0	0	0	276	0	0	276
Comprehensive loss:
Net loss	0	0	0	0	0	(909)	(909)
Foreign currency translation	0	0	0	0	184	0	184
Total comprehensive loss	0	0	0	0	0	0	(725)
BALANCE AT DECEMBER 31, 2004	32,560,714	5,918	22	289	229	(1,394)	5,064

Issuance of shares for cash
-pursuant to a private placements	18,993,826	37,745	0	0	0	0	37,745
-pursuant to warrants exercised	13,453,180	10,661	0	0	0	0	10,661
-pursuant to stock options exercised	646,668	287	0	0	0	0	287
Share issuance costs	0	(3,043)	0	0	0	0	(3,043)
Flow-through share liability	0	(731)	0	0	0	0	(731)
Stock-based compensation expense	0	0	0	1,914	0	0	1,914
Comprehensive loss:
Net loss	0	0	0	0	0	(8,368)	(8,368)
Foreign currency translation	0	0	0	0	(78)	0	(78)
Total comprehensive loss	0	0	0	0	0	0	(8,446)
BALANCE AT DECEMBER 31, 2005	65,654,388	50,837	22	2,203	151	(9,762)	43,451

Issuance of shares for cash
-pursuant to warrants exercised	753,906	1,297	0	0	0	0	1,297
-pursuant to stock options exercised	227,500	145	0	0	0	0	145
-pursuant to a private placement of Sep. flow-through shares	6,172,839	9,933	0	0	0	0	9,933
-pursuant to a private placement Sept.	7,594,937	10,728	0				10,728
-restricted shares issued to Board of Directors	26,250	43	0	0			43
Share issuance costs	0	(1,430)	0	0	0	0	(1,430)
Flow-through share liability	0	(2,086)	0	0	0	0	(2,086)
Stock-based compensation expense	0	0	0	2,707	0	0	2,707
Other	0	22	7	0	0	0	29
Comprehensive loss:
Net loss	0	0	0	0	0	(6,861)	(6,861)
Change in derivative instrument fair value	0	0	0	0	3,451	0	3,451
Foreign currency translation	0	0	0	0	275	0	275
Total comprehensive loss	0	0	0	0	0	0	(3,135)
BALANCE AT DECEMBER 31, 2006	80,429,820	$69,489	$29	$4,910	$3,877	$(16,623)	$61,682

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in U.S. Dollars and in thousands, except share amounts)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net Loss	$(6,861)	$(8,368)	$(909)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of future tax asset	(1,524)	—	—
Stock-based compensation	2,707	1,914	274
Depreciation, depletion and amortization	3,564	1,572	36
Impairments	1,975	2,125	—
Asset retirement obligation	213	65	79
Gain on disposition of properties	(185)	(56)	—
Changes in operating working capital:
Accounts receivable	(3,180)	(1,099)	(108)
Other current assets	(666)	(360)	(78)
Accounts payable	(3,331)	509	(28)
Other current liabilities	4,601	1,426	599
Net cash used in operating activities	(2,687)	(2,272)	(135)
Cash flows from investing activities:
Restricted investments	(335)	(150)	(26)
Capital expenditures - oil and gas properties	(71,258)	(14,766)	(2,777)
Proceeds from sale of gathering system	1,000	—	—
Other capital expenditures	(145)	(817)	(90)
Net cash used in investing activities	(70,738)	(15,733)	(2,893)
Cash flows from financing activities:
Issuance of shares of stock for cash	18,660	44,189	5,056
Flow-through shares	2,755	731	—
Proceeds from the issuance of bank debt	35,032	—	—
Principal payments on bank debt	(7,500)	—	—
Net cash provided by financing activities	48,947	44,920	5,056
Effect of exchange rate changes on cash	275	(78)	184
Net increase (decrease) in cash and cash equivalents	(24,203)	26,837	2,212
Cash and cash equivalents and beginning of period	29,502	2,665	453
Cash and cash equivalents at end of period	$5,299	$29,502	$2,665

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Storm Cat and its wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated.

Certain reclassifications have been made to prior amounts to conform to the classification used in the current period.  The reclassifications had no effect on the net loss in prior periods.

Cash, Cash Equivalents, and Short-Term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments consist solely of investment sweep accounts held with the Company’s three banks.  Available funds are swept overnight and invested in short-term treasury.

Concentration of Credit Risk

Substantially all of the Company’s receivables are within the oil and natural gas industry, primarily from purchasers of natural gas and from joint interest owners. These receivables are due from many companies with collectability being dependent upon the financial wherewithal of each individual company as well as the general economic conditions of the industry. The receivables are not collateralized. To date the Company has had minimal bad debts.

Fair Value of Financial Instruments

The Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and debt are carried at cost, which approximates fair value due to the short-term maturity of these instruments or interest rates that approximate current market rates.

Revenue Recognition

The Company derives its revenue primarily from the sale of produced natural gas. The Company reports revenue gross for the amounts received before taking into account production taxes and transportation costs which are reported as separate expenses. Revenue is recorded in the month production is delivered to the purchaser at which time title changes hands. Payment is generally received between 30 and 90 days after the date of production. The Company makes estimates of the amount of production delivered to purchasers and the prices it will receive. The Company uses its knowledge of its properties; their historical performance; the anticipated effect of weather conditions during the month of production; Colorado Interstate Gas (“CIG”) and local spot market prices; and other factors as the basis for these estimates. Variances between estimates and the actual amounts received are recorded when payment is received.

A majority of the Company’s sales are made under contractual arrangements with terms that are considered to be usual and customary in the oil and gas industry. The contracts are for periods of up to five years with prices determined based upon a percentage of a pre-determined and published monthly index price. The terms of these contracts have not had an effect on how the Company recognizes its revenue.

Significant Customers

Storm Cat focuses its exploration activities on locating natural gas resources.   The principal markets for these commodities are natural gas transmission pipeline companies, utilities, refining companies and private industry end-users. Historically, nearly all of the Company’s sales have been to a few customers.  However, Storm Cat is not confined to, nor dependent upon, any one purchaser or small group of purchasers.  Accordingly, the loss of a single purchaser would not materially affect the Company’s business because there are numerous other purchasers in the areas in which Storm Cat sells its production.  For the years ended  December 31, 2006,  2005 and 2004,  purchases by the following companies exceeded 10% of the total natural gas revenues of the Company:

	Percent of Production Purchased
	For the Years Ended December 31,
	2006	2005	2004
BP Energy	0.0%	0.0%	100%
Enserco	75.5%	79.9%	0.0%
OGE	13.1%	0.0%	0.0%
Oneok	11.4%	0.0%	0.0%

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and natural gas reserve quantities and the related present value of estimated future net cash flows therefrom.

Natural Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost center) basis.  Such costs include land acquisition costs, geological and geophysical expenditures, carrying charges on non-producing properties, drilling costs, overhead charges directly related to acquisition and exploration activities and the fair value of estimated future abandonment costs.  The Company capitalizes interest costs to its natural gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion.  Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. During 2006, the Company capitalized approximately $0.4 million in interest cost to the Elk Valley project in Canada and approximately $0.6 million to the Powder River Basin project in Wyoming.

Capitalized costs, together with the costs of production equipment, are depleted using the units-of-production method whereby capitalized costs, as adjusted for future development costs, are amortized over the total estimated proved reserves.  Costs of acquiring and evaluating unproved properties and major development projects are initially excluded from the depletion and depreciation calculation until it is determined whether or not proved reserves can be assigned to such properties. Costs of unproved properties and major development projects are transferred to depletable costs based on the percentage of reserves assigned to each project over the expected total reserves when the project was initiated. These costs are assessed periodically to ascertain whether impairment has occurred.  As of December 31, 2006, the Company had fully impaired its Mongolia property for a total of $2.2 million.  Its Moose Mountain property in Canada was also impaired for a total of $1.9 million.

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

Natural Gas Reserves

The determination of depreciation and depletion expense as well as ceiling test write-downs related to the recorded value of the Company’s natural gas properties are highly dependent on the estimates of the proved natural gas reserves. Natural gas reserves include proved reserves that represent estimated quantities of natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating natural gas reserves and their values, including many factors beyond the Company’s control. Accordingly, reserve estimates are often different from the quantities of natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves.

Price changes will affect the economic lives of natural gas properties and, therefore, price changes may cause reserve revisions. Price changes have not caused significant proved reserve revisions by the Company.

The Company’s proved properties at December 31, 2006 have an average expected reserve life of 5.5 years (unaudited).  This measure is a straight average, therefore, some of the Company’s properties will have a life shorter than the average and some will have a life longer than the average. The expected economic lives of the Company’s properties may vary widely depending on, among other things, the size and quality, natural gas and oil prices, possible curtailments in consumption by purchasers, and changes in governmental regulations or taxation. As a result, the Company’s actual future net cash flows from proved reserves could be materially different from its estimates.

Capitalized Interest

The Company capitalizes interest costs to natural gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion.  Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use.  Approximately $1.0 million of interest cost was capitalized in 2006.  No interest was capitalized during 2005 or 2004.

Asset Retirement Obligation

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of natural gas properties is recorded when the assets are placed into service, generally through acquisition or completion of a well.  The net estimated costs are discounted to present values using a risk-adjusted rate over the estimated economic life of the properties.  Such costs are capitalized as part of the basis of the related asset and are depleted as part of the applicable full cost pool.  The associated liability is recorded initially as a long-term liability.  Subsequent adjustments to the initial asset and liability are recorded to reflect revisions to estimated future cash flow requirements.  In addition, the liability is adjusted to reflect accretion expense as well as settlements during the period.

A reconciliation of the changes in the asset retirement obligation for the years ended December 31, 2004, 2005 and 2006, respectively, is as follows:

Balance at January 1, 2004	$—
Liabilities assumed	79,000
Balance at December 31, 2004	79,000
Liabilities assumed	649,000
Accretion expense	65,000
Balance at December 31, 2005	$793,000
Adjustment for revision of estimated life in the Powder River Basin	(206,000)
Additional liabilities incurred	1,071,000
Accretion expense	213,000
Balance at December 31, 2006	$1,871,000

Environmental Matters

Environmental costs are expensed or capitalized depending on their future economic benefit. Costs that relate to an existing condition caused by past operations with no future economic benefit are expensed. Liabilities for future expenditures of a non-capital nature are recorded when future environmental expenditures and/or remediation is deemed probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Impairment of Long-Lived Assets

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to long-lived assets not included in oil and gas properties. Under SFAS No. 144, all long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. An impairment loss is recognized when the carrying value of a long-lived asset is not recoverable and exceeds its fair value.

Plant, Property and Equipment

Plant, property and equipment owned by the Company is depreciated using the straight-line method over the estimated useful life (typically three to five years).

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the book basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Natural Gas Price Hedging

The Company periodically hedges the price of a portion of its estimated natural gas production when the potential for significant downward price movement is anticipated. Such hedges, which are accounted for as cash flow hedges, do not exceed estimated production volumes, are expected to have reasonable correlation between price movements in the futures market and the cash markets where the Company’s production is located. Hedges are expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the Company believes that the potential for such movement has abated.

The Company recognizes all derivatives (consisting solely of cash flow hedges) on the balance sheet at fair value at the end of each period. Changes in the fair value of a cash flow hedge are recorded in stockholders’ equity as accumulated other comprehensive income (loss) on the consolidated balance sheets and then are reclassified into the consolidated statements of operations as the underlying hedged item affects earnings. Amounts reclassified into earnings related to natural gas hedges are included in oil and gas sales.

Hedging gains and losses are recognized as adjustments to gas sales as the hedged product is produced. The Company had an after tax realized hedging gain of $1.1 million in fiscal 2006, which was the first year in which hedges were utilized. Any hedge ineffectiveness, which was not material for the year ended December 31, 2006, has been immediately recognized in natural gas sales.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share is calculated giving effect to the potential dilution that would occur if vested stock options and stock purchase warrants were exercised.  The dilutive effect of options and warrants is computed by application of the treasury stock method which assumes that proceeds from the exercise of in-the-money options and warrants would be used to repurchase common shares at average market prices during the period.  Diluted amounts are not presented when the effects of the computations are anti-dilutive due to net losses incurred.  Accordingly, there is no difference in the amounts presented for basic and diluted loss per share for the twelve months ended December 31, 2006,  2005 and 2004.  Listed below is a table showing both the basic and potentially diluted shares outstanding at December 31, 2006, 2005 and 2004, respectively.

Total Diluted Shares Outstanding	2006		2005	2004
Shares outstanding	80,429,820		65,654,388	32,560,714
Options outstanding	5,470,000		3,824,166	2,570,000
Warrants outstanding	8,923,368	(1)	7,450,692	10,426,050

Total potentially diluted shares outstanding	94,823,188		76,929,246	45,556,764

(1)       3,228,020 of the warrants outstanding at year-end 2006 expired on February 27, 2007 without being exercised.

Recent Accounting Pronouncements

On June 1, 2005, the Financial  Accounting  Standards Board (“FASB”) issued SFAS No. 154,  Accounting Changes and Error Corrections”, which replaced Accounting Principles Board Opinion No. 20,  Accounting  Changes and SFAS No. 3. SFAS 154 provided guidance on the accounting for and reporting of accounting changes and error corrections.  It established retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 was effective for accounting changes and corrections of errors made January 1, 2006.  The adoption of SFAS No. 154 had no impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative  Instruments and Hedging Activities”  and SFAS No.  140, “Accounting for Transfers and  Servicing of Financial Assets and Extinguishments of Liabilities,” and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument’s form.  The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as the Company does not currently hold any hybrid financial instruments.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” (“FIN 48”).  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating whether the adoption of FIN 48 would have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Consideration of Prior Years’ Errors in Quantifying Current Year Misstatements” (“SAB 108”).  Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged.  The adoption of SAB 108 did not have a material impact on the Company’s financial position or results from operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation  to make future   payments or  otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for

Contingencies”.  This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective January 1, 2006 for the Company.  The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial  Assets  and  Financial  Liabilities.”  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial  position or results of operations.

NOTE 2.  COMMON AND PREFERRED STOCK

The Company has an unlimited number of authorized common shares, without par value, of which 80,429,820 have been issued and are outstanding. In addition, the Company has authorized an unlimited number of preferred shares which may be issued in series and with preferences as determined by the Company’s Board of Directors.

The Storm Cat Energy Corporation Amended and Restated Share Option Plan  (the “Amended Option Plan”) and the Storm Cat Energy Corporation Restricted Share Unit Plan (the “Unit Plan”, and together the “Plans”), both approved by the shareholders on June 27, 2006 authorizes the granting of incentive and nonqualified options to purchase up to 10,000,000 common shares in the aggregate. The Plans are administered by the Board of Directors which determines the terms pursuant to which any option is granted. The Plans provide that upon a change in control of the Company, options then outstanding will immediately vest and the Company will take such actions as are necessary to make all shares subject to options immediately salable and transferable.

	Years Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options (1)	Price
Outstanding at beginning of year	3,824,166	$1.30	2,570,000	$0.45	1,210,000	$0.30
Granted	1,950,000	$2.78	1,990,000	$2.26	1,800,000	$0.53
Exercised	(227,500)	$(0.64)	(634,168)	$(0.53)	(93,334)	$(0.50)
Cancelled or forfeited	(76,666)	$(2.87)	(101,666)	$(1.00)	(346,666)	$(0.35)

Outstanding at end of year	5,470,000	$1.83	3,824,166	$1.30	2,570,000	$0.45

Exercisable at end of year	3,393,331		2,151,944		865,834

Weighted average contractual life at end of year	4.0		3.8		4.3

(1)       2004 option figures previously restated to reflect the 2-for-1 reverse stock split in fiscal 2005.

Below is a reconciliation of the Company’s shares available to grant as of December 31, 2006:

No. of Shares
Stock in treasury available to grant	10,000,000
Options granted	(6,950,000)
Options forfeited	525,000
Restricted share units granted	(26,250)
Restricted share units forfeited	—
Remaining available to grant at December 31, 2006	3,548,750

The following table summarizes information about stock options outstanding at December 31, 2006:

Exercise Price per share (1)	Number of Shares Outstanding	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (years)
$0.30	490,000	490,000	1.9
$0.50	1,280,000	1,280,000	2.5
$1.28	100,000	100,000	2.9
$1.55	10,000	—	4.6
$1.58	25,000	—	4.6
$1.65	100,000	66,667	3.6
$1.66	100,000	—	4.9
$1.82	50,000	—	4.9
$1.90	400,000	400,000	3.4
$1.92	60,000	—	4.9
$1.95	200,000	200,000	3.3
$1.99	5,000	—	4.8
$2.00	50,000	—	4.8
$2.15	15,000	—	4.6
$2.22	310,000	289,996	3.3
$2.23	100,000	—	4.6
$2.26	100,000	66,667	3.7
$2.32	20,000	13,333	3.6
$2.41	5,000	—	4.5
$2.45	20,000	13,334	3.6
$2.54	10,000	6,667	3.7
$2.60	200,000	133,334	3.6
$2.68	60,000	—	4.5
$2.69	200,000	200,000	3.3
$2.85	100,000	100,000	3.0
$2.92	200,000	—	4.4
$2.99	50,000	—	4.2
$3.00	885,000	—	4.2
$3.05	100,000	—	4.3
$3.35	160,000	33,333	4.0
$3.37	5,000	—	4.3
$3.38	10,000	—	4.0
$3.39	50,000	—	4.3
Total	5,470,000	3,393,331	4.0

(1)       Exercise price per share reflected in Canadian Dollars.

NOTE 3.  STOCK-BASED COMPENSATION

Storm Cat had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, through December  31, 2005 for  accounting  for stock  option  awards to  employees  and directors which resulted in the accounting for grants of awards to employees and directors at their intrinsic  value in the  consolidated  financial  statements.  Storm Cat had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”,  as  amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, through disclosure only.

On January 1, 2006, Storm Cat adopted SFAS No. 123(R),  “Accounting for Stock-Based Compensation,”  using  the  modified  prospective  method.  Under  the  modified prospective method, the adoption of SFAS No. 123(R) applies to new awards and to awards modified,  repurchased,  or cancelled after December 31, 2005, as well as to the  unvested  portion  of awards  outstanding  as of  January  1,  2006.  In accordance  with the  modified  prospective  method,  we have not  adjusted  the financial  statements  for periods  ended prior to January 1, 2006.  SFAS 123(R) requires companies to recognize share-based payments to  employees  as compensation expense using a fair value method. Under the fair value recognition provisions  of SFAS  123(R),  stock-based  compensation  cost is measured at the grant date based on the fair value of the award and is  recognized as an expense over the service period on a straight-line basis, which generally represents the vesting  period.  The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Previously, Storm Cat only recorded the impact of forfeitures as they occurred for employee options.  Storm Cat assumed an 8.76% forfeiture rate for the year ending December 31, 2006.  The fair value of stock options is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on the fair market value of the stock on the date of grant.

Stock-based compensation expense was $2.7 million, $1.9 million, and $0.3 million for the years ending December 31, 2006, 2005, and 2004, respectively.  The Company capitalized $1.10 million of its equity incentive plans in the consolidated balance sheet for the year ended December 31, 2006 under SFAS No. 123(R).  The adoption of SFAS No. 123R increased the Company’s basic and diluted net loss attributable to common shareholders per share by $0.024 year ending December 31, 2006.  The Company has applied the fair value recognition of SFAS No. 123(R) to the employee based share awards.

Stock Options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. The fair value of options granted to the Company’s employees and directors during 2006, 2005, and 2004 was calculated using the following assumptions:

	Employee Options
	2006	2005	2004
Expected dividend yield	—	—	—
Average price volatility used	96-107%	109-114%	90.3%
Average risk-free interest rate	4.75%	3.97%	2.70%
Expected life of options	4 years	3.8 years	4.3 years

The weighted average fair value of options granted for the years ending December 31, 2006, 2005, and 2004, respectively, as determined utilizing the Black-Scholes model was C$4,218,336, C$3,255,154, and C$878,580.

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common shares over the expected life of the option.

Storm Cat grants stock options at exercise prices equal to the fair market value of the Company’s shares at the date of the grant, and accounts for its options using the fair value method.  The fair value is determined using a Black-Scholes option-pricing model that takes into account the share price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying shares and the expected dividends, and the risk-free interest rate over the expected life of the option.  The fair value of stock-based compensation is expensed, with a corresponding increase to capital surplus.

The Company has reserved a total of 10,000,000 shares in the aggregate for issuance under the terms of the Amended and Restated Share Option Plan and the Unit Plan, both approved by the shareholders on June 27,

2006.  All options granted prior to the approval of the Amended Option Plan are included in the number of options covered under the Amended Option Plan.

The following table summarizes information related to the outstanding and vested options as of December 31, 2006:

	Outstanding	Vested
	Options	Options
Number of shares	5,470,000	3,393,331
Weighted average remaining contractual life	4.0	3.8
Weighted average exercise price	C$1.83	C$1.28
Aggregate intrinsic value	C$1,649,200	C$1,649,200

The aggregate  intrinsic  value in the table above  represents  the total pretax intrinsic value,  based on the Company’s  closing common stock price of C$1.39 as of December 31, 2006,  which would have been received by the option  holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the year ending December 31, 2006, 2005, and 2004 was C$558,790, C$1,252,452, and C$20,142, respectively.  The total cash received from employees as a result of employee stock option exercises during the year ending December 31, 2006 was approximately C$160,000.  In connection with these exercises, the tax benefits potentially realizable by the Company for the year ending December 31, 2006 were C$558,790. The Company has accumulated net operating losses sufficient to offset its taxable income, therefore, the tax benefit associated with the exercise of these options has not been recognized.

The Company settles employee stock option exercises with newly issued common shares.  As of December 31, 2006, there was C$2.4 million of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 1.75 years.

NOTE 4.  COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases 9,264 square feet of administrative office space in the United States and 5,495 square feet of administrative office space in Canada under operating lease arrangements through November 30, 2009 and March 31, 2010, respectively.  A summary of future minimum lease payments under the non cancelable operating leases as of December 31, 2006 is as follows:

United States
2007	$159,168
2008	156,419
2009	145,233
Total	$460,820

Commitments relative to Canadian leases are stated in U.S. Dollars utilizing the current average exchange rate for the 365 days in 2006 as reported by OANDA.com historical currency exchange rates.  The rate used for conversion and applied to the future minimum lease payments is $0.88206).

Canada
2007	$110,736
2008	110,736
2009	110,736
2010	27,684
Total	$359,892

NOTE 5.  BENEFIT PLANS

401(k) Plan

The Company has established a 401(k) plan for the benefit of its employees. Eligible employees may make voluntary contributions not exceeding statutory limitations to the plan. These contributions are not matched by the Company at this time.

Other Company Benefits

The Company provides a benefits plan to all regular full-time employees and their eligible spouses and family members. The plan includes health, dental and voluntary life insurance.

NOTE 6.  COMPREHENSIVE LOSS

Comprehensive loss is a term used to refer to net earnings loss plus other comprehensive income loss. Other comprehensive loss is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders’ equity instead of net earnings loss. Comprehensive loss consists of net loss, the effects of currency translation, and the unrealized gain on hedges.  Comprehensive loss for the Years Ended December 31, 2006, 2005 and 2004, respectively, is as follows:

	Year Ended December 31,
In Thousands	2006	2005	2004
Net Loss	$(6,861)	$(8,368)	$(909)
Effects of Currency Translation	275	(78)	184
Unrealized Gain on Hedges	3,451	—	—
Comprehensive Loss	$(3,135)	$(8,446)	$(725)

NOTE 7.  RESTRICTED INVESTMENTS

Storm Cat was required to post three performance bonds totaling $0.5 million in connection with its operations in Wyoming.  The funds are held as insured interest bearing certificates of deposit at an interest rate of 3%, payable annually.  In addition, at December 31, 2006, the Company had a letter of credit totaling $0.7 million with JPMorgan Chase for performance bonds with the BLM in Wyoming.

NOTE 8.  SUPPLEMENTAL CASH FLOW DISCLOSURES

The items detailed on the following table have been excluded from the cash flow:

	December 31,
In Thousands	2006	2005	2004
Capital accruals and asset additions	$15,481	$10,173	$—
Increase in asset retirement obligation	1,078	714	79
Cash paid for interest and taxes	—	—	—
Total supplemental cash flow disclosure items	$16,559	$10,887	$79

During the year ended December 31, 2006, the Company’s non-cash investing and financing activities consisted of the following transactions:

•                  Recognition  of an asset  retirement  obligation  for the plugging and abandonment  costs  related to the  Company’s  oil and gas  properties valued at $0.2 million.

•                  Additions to oil and gas properties included in accounts  payable of $15.8 million.

•                  Issuance of 26,250 shares of restricted units to Board members at a value of $44,076.

During the year ended December 31, 2005, the Company’s non-cash investing and financing activities consisted of the following transactions:

•                  Recognition of an asset  retirement  obligation  for the plugging and abandonment  costs  related to the Company’s  oil and gas  properties valued at $65,000.

•                  Additions to oil and gas  properties  included in accounts  payable of $10.2 million.

During the year ended December 31, 2004, the Company’s non-cash investing and financing activities consisted of the following transactions:  None.

There was no cash paid for income taxes in any of the years ended December 31, 2006, 2005 and 2004.

NOTE 9.  BANK CREDIT FACILITY

Senior Credit Facility

On July 28, 2006, Storm Cat entered into a Credit Agreement, with JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the Lenders party thereto (the “U.S. Credit Agreement”).   Additionally, on July 28, 2006, Storm Cat entered into a Credit Agreement, with JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the Lenders party thereto (the “Canadian Credit Agreement” and together with the U.S. Credit Agreement, the “Credit Agreements”).  Pursuant to these Credit Agreements, the Company is permitted to borrow up to an aggregate principal amount of $250 million, to be allocated between them depending on the respective borrowing base under each such agreement.  The Credit Agreements were amended on January 30, 2007 pursuant to the First Amendment to Combined Credit Agreements (the “Amendment” and together with the Credit Agreements, the “Amended Credit Agreements”) to allow for subordinated debt and to amend the current ratio requirement.  A subsequent Letter Agreement was entered into on February 16, 2007 which established the borrowing base at $20 million and adjusted the applicable interest rates until a re-determination on the Company’s reserves and borrowing base was conducted.

Interest on borrowings under the Amended Credit Agreements and under the Letter Agreement accrues at variable interest rates at either:  the Company’s election, a Eurodollar rate or an alternate base rate.  On loans made under the U.S. Credit Agreement, the Eurodollar rate is calculated at LIBOR plus an applicable margin 2.75%.  The alternate base rate is calculated as (1) the greater of (a) the Prime Rate or (b) the Federal Funds Effective Rate plus 1/2%, plus (2) an applicable margin of 1.25%.  For loans made under the Canadian Credit Agreement, the Eurodollar rate is calculated at LIBOR plus an applicable margin of 2.75%.  Canadian Prime loans are the Canadian Prime Rate plus 1.25%. USBR Loans Rates are USBR plus 1.25% and the Bankers Acceptance Stamping Fee is 2.75%.  Storm Cat elects the basis of the interest rate at the time of each borrowing.  In addition, the Company is obligated to pay a commitment fee under the Amended Credit Agreements quarterly in arrears based on a percentage multiplied by the daily amount that the aggregate commitments exceed borrowings under the Amended Credit Agreements.  The commitment fee percentage is 0.50%.  Loans made under the Amended Credit Agreements are secured by mortgages on the Company’s natural gas properties and guaranteed by Storm Cat’s PRB assets.

The Amended Credit Agreements require the Company to comply with financial covenants as follows:  (1) a ratio of current assets to current liabilities (determined at the end of each quarter) of not less than 1:1 beginning March 31, 2007;  and (2) a ratio of total funded debt to EBITDA (as such terms are defined in the Amended Credit Agreement) for the most recent quarter, annualized, not to be greater than 5:1 for the fiscal quarter ending December 31, 2006, 3.5:1 fiscal quarter ending March 31, 2007, and 3:1 for each subsequent quarter.  Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets.  The current assets to current liabilities ratio goes into effect March 31, 2007.  The Company was in non-compliance of the EBITDA covenant as of December 31, 2006.  A temporary waiver was obtained from JPMorgan for the quarter ended December 31, 2006 and, JPMorgan agreed not to test the fiscal quarter ended March 31, 2007.  Pursuant to the provisions of the Emerging Issues Task Force (“EITF”) No. 86-30, Classifications of Obligations When a Violation is Waived by the Creditor, the Company projected future compliance with existing covenants and concluded that compliance with the same covenants at the next quarterly measurement date was probable.  The temporary waiver required the Company to complete the Amendment.

The Amendment allowed the Company to move forward with its offering of subordinated convertible debt and permitted the issuance of (a) the Series A Notes, and (b) the Series B Notes, in an aggregate principal amount not to exceed $50.2 million, a portion of the proceeds of which shall be used to repay in full the  indebtedness evidenced by the Bridge Facility (as defined below), and which indebtedness (i) has a coupon rate of not greater than 9.25%, (ii) has a due date not earlier than March 31, 2012, (iii) is not subject to negative covenants, financial covenants or events of default (or other provisions which have the same effect as negative covenants, financial covenants or events of default) which have not been approved by the Global Administrative Agent, and (iv) is subordinated to the obligations on terms acceptable to the Global Administrative Agent, including, without limitation, pursuant to the terms of the Subordination Agreement.

Bridge Credit Facility

On August 29, 2006, Storm Cat entered into an amendment (the “First Amendment”) to the U.S. Credit Agreement to obtain a secured bridge note of U.S. $15.0 million (the “Secured Bridge Note”) to help fund its recent PRB acquisition.  On September 27, 2006, the Company used proceeds from an equity financing transaction and paid down $7.5 million under the Bridge Facility leaving a balance of $7.5 million outstanding at the end of the third quarter.  The Company paid $850,000 in fees to JPMorgan associated with the Bridge Facility ($800,000 for an up-front fee and $50,000 for a structuring fee).  The fees have been recorded as deferred financing costs in the accompanying financial statements and were amortized through January 31, 2007, at which time the Company paid down the Bridge Facility in full.

NOTE 10.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognized a $1.1 million increase in natural gas revenue from its derivative contracts 2006.  No hedges were in place before 2006 as indicated in the table below, which summarizes derivative instrument gain activity:

	For the Years Ended
	December 31,
In Thousands	2006	2005	2004
Derivative contract settlements realized in natural gas hedge gain	$1,102	$—	$—
Derivative contracts included in unrealized derivative gain	3,451	—	—
Total	$4,553	$—	$—

Natural Gas Commodity Hedges

To mitigate a portion of the potential exposure to adverse market changes, Storm Cat has entered into various derivative contracts.  As of December 31, 2006, the Company had hedge contracts in place through August 2009 for a total of approximately 4,677,700 MMBtu of anticipated production.  The Company anticipates that all forecasted transactions will occur by the end of their originally specified periods.  All contracts are entered into for purposes other than trading.

On July 21, 2006, Storm Cat entered into a commodity swap cash settlement transaction.  The outstanding quantity committed to the swap as of December 31, 2006 is 1,500 MMBtu’s per day beginning January 1, 2007 through July 9, 2009.  The total quantity is 1,414,500 MMBtu’s.  The fixed price in the agreement is $7.16 per MMBtu (CIG pricing).

On August 29, 2006, Storm Cat entered into a second commodity swap cash settlement transaction.  The outstanding quantity committed to the second swap as of December 31, 2006 is 2,000 MMBtu’s per day beginning January 1, 2007 through August 31, 2009.  The total quantity is 1,948,000 MMBtu’s.  The fixed price in the agreement is $7.27 per MMBtu (CIG pricing).

On December 31, 2006, Storm Cat entered into two additional commodity swap cash settlement transactions.  The outstanding quantity committed to the third swap as of December 31, 2006 is 2,400 MMBtu’s per day beginning January 1, 2007 through December 31, 2007.  The total quantity is 876,000 MMBtu’s.  The fixed price in the agreement is $5.12 per MMBtu (CIG pricing).

The outstanding quantity committed to the fourth swap as of December 31, 2006 is 1,200 MMBtu’s per day beginning January 1, 2008 through December 31, 2008.  The total quantity is 439,200 MMBtu’s.  The fixed price in the agreement is $6.61 per MMBtu (CIG pricing).

As of December 31, 2006, all natural gas derivative instruments qualified as cash flow hedges for accounting purposes.  The estimated fair value of natural gas derivative contracts designated and qualifying as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” was an unrealized gain of $3.5 million as of December 31, 2006.

Realized gains or losses from the settlement of gas derivative contracts are reported as natural gas revenue on the consolidated statements of operations.  Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings.  Any change in fair value resulting from ineffectiveness is recognized currently in derivative loss in the Consolidated Statements of Operations.

The Company has minimized ineffectiveness by entering into gas derivative contracts indexed to CIG.   As the Company’s derivative contracts contain the same index as the Company’s sale contracts, this results in hedges that are highly correlated with the underlying hedged item. Please see Item 7A “Quantitative and Qualitative Analysis” for further discussion about the Company’s cash flow hedges.

NOTE 11.  FOREIGN CURRENCY RISK

The Company is exposed to fluctuations in foreign currencies, primarily through its operations in Canada. The Company monitors this exposure but has not entered into any hedging arrangements to protect itself from currency fluctuations.  As of December 31, 2006, $1.62 million U.S. dollar equivalent, or approximately 30.6% of the Company’s cash, was held in Canadian dollars. Canadian dollars were converted to U.S. Dollars as of December 31, 2006 at $0.8581 as found on www.oanda.com/convert/fxhistory.

NOTE 12.  SALES AND TRANSPORTATION COMMITMENTS

a)             The Company has no forward sales contracts as of December 31, 2006.

As of December 31, 2006, Storm Cat is subject to the following delivery commitments under sales agreements.  The Company accounts for these as normal sales.

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

Storm Cat entered into a gathering agreement with an unaffiliated third party which requires payment of gathering fees of $0.47 per Mcf on annual volumes of 2,064,600, 2,482,231 and 2,040,575, respectively in 2006, 2007 and 2008.  In the event that Storm Cat is unable to meet these annual delivery levels they will be liable at a rate of $0.47 per undelivered Mcf.  At year-end Storm Cat accrued for a net volume shortfall of $0.3 million, which was paid in February 2007, relative to undelivered volumes in 2006.  Over-delivered volumes will count toward the overall commitment through 2008.  The rate drops to $0.284 per Mcf for future volume shortfalls.

NOTE 13.  SUBSEQUENT EVENTS

Convertible Notes

On January 19, 2007, Storm Cat entered into a Series A Note Purchase Agreement for the private placement of Series A Subordinated Convertible Notes Due March 31, 2012 (the “Series A Notes”) in a total aggregate principal amount of $18.5 million and a Series B Note Purchase Agreement for the private placement of Series B Subordinated Convertible Notes Due March 31, 2012 (the “Series B Notes”, and together with the Series A Notes, the “Notes”) in a total aggregate principal amount of $31.7 million.  The Series A Notes and the Series B Notes will be convertible into Storm Cat common shares at a price of $1.17 per share, as may be adjusted in accordance with the terms of the Series A Notes or the Series B Notes (as applicable), and the Company may force the conversion of the Series A Notes or the Series B Notes (as applicable) at any time 18 months after the closing date of the applicable issuance that its common shares trade above $2.05, as may be adjusted, for 20 days within a period of 30 consecutive trading days. The Series B transaction will be voted on March 29, 2007.

On January 30, 2007, Storm Cat closed the private placement of Series A Notes.  The Series A Notes will mature on March 31, 2012, unless earlier converted, redeemed or repurchased.  The Series A Notes bear interest at a rate of 9 ¼% per annum, commencing on January 30, 2007.  Interest on the Series A Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 15 of each year, beginning on June 30, 2007.  The Series A Notes will be convertible into Storm Cat common shares at a price of $1.17 per share, as may be adjusted in accordance with the terms of the Series A Notes, and the Company may force the conversion of the Series A Notes at any time after July 30, 2008 that its common shares trade above $2.05, as may be adjusted, for 20 days within a period of 30 consecutive trading days.

As part of the private placements, the Company entered into a registration rights agreement with the investors requiring the Company to file with the SEC a registration statement covering the common shares issuable upon conversion of the Series A Notes and the Series B Notes.  The Company filed a Form S-1 registration statement with the SEC on March 1, 2007 for the common shares underlying the Series A Notes.  A similar S-1 registration statement will be filed soon after the closing of the Series B Notes.

In Canada, any shares issued on conversion of the Series A Notes are subject to a four month hold period and may not be traded before May 31, 2007 unless permitted under applicable securities legislation and the rules of the Toronto Stock Exchange.

The Company intends to use the net proceeds from the Series A and Series B Notes along with addition senior bank financing to fund its 2007 U.S. capital expenditure budget requirements.  It also used a portion of the net proceeds on the Series A Notes to repay the remaining $7.5 million of mezzanine debt that was borrowed in connection with the Powder River Basin acquisition completed in August 2006.

NOTE 14.  POWDER RIVER BASIN ACQUISITION

Properties from Storm Cat’s PRB acquisition on August 29, 2006 are located in and around its core PRB operating area.  The Company believes this acquisition will allow it to further capitalize on economies of scale and operating efficiencies.  Storm Cat acquired approximately 10.2 Bcf of proved reserves (unaudited) for $30.7 million.  Gross production from the acquired properties is approximately 7.0 MMcf/d (3.0 MMcf/d net) of natural gas from 64 producing coalbed methane (“CBM”) wells, 46 of which are operated by Storm Cat.  Approximately 80% of the acreage of this acquisition is undeveloped.

NOTE 15.  DIFFERENCES BETWEEN CANADIAN AND UNITED STATES ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with U.S. GAAP which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with accounting principles generally accepted in Canada.

Differences between U.S. GAAP and Canadian GAAP impact the Company as follows:

Mineral Properties and Deferred Exploration Costs

Under Canadian GAAP, resource property acquisition and exploration costs may be deferred and amortized to the extent they meet certain criteria.  The Company follows the full cost method of accounting for its natural gas properties under U.S. GAAP, which follows the same convention as Canadian GAAP.

Stock-based Compensation

The Company grants stock options at exercise prices equal to the fair market value of the Company’s common shares at the date of the grant.  Under SFAS No. 123 the Company had accounted for its employee stock options under the fair value method.  The fair value is determined using an option pricing model that takes into account the share price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying common shares and the expected dividends, and the risk-free interest rate over the expected life of the option.

As a result of the new recommendations of the Canadian Institute of Chartered Accountants regarding accounting for stock-based compensation, there is no difference between Canadian GAAP and U.S. GAAP for the three months and Year Ended December 31, 2006.

Natural Gas Properties

Prior to January 2004, there were certain differences between the full cost method of accounting for natural gas properties as applied under Canadian GAAP and as applied under U.S. GAAP.  The principal difference was in the method of performing ceiling test evaluations under the full cost method of accounting rules.  Under Canadian GAAP prior to January 2004, impairment of natural gas properties was based on the amount by which a cost center’s carrying value exceeded its undiscounted future net cash flows from proved reserves using period-end, non-escalated prices and costs, less an estimate for future general and administrative expenses, financing costs and income taxes. Effective January 2004, Canadian GAAP requires recognition and measurement processes to assess impairment of natural gas properties using estimates of future natural gas prices and costs plus the cost of unproved properties that have been excluded from the depletion calculation. In the measurement of the impairment, the future net cash flows of a cost center’s proved and probable reserves are discounted using a risk-free interest rate.

For U.S. GAAP purposes, future net cash flows from proved reserves using period-end, non-escalated prices and costs, are discounted to present value at 10% per annum and compared to the carrying value of natural gas properties.  The Company performed a ceiling test in accordance with U.S. GAAP and determined that an impairment would not be required because gas prices had recovered since December 31, 2006 (see financial statement footnote “Note 1:  Summary of Significant Accounting Policies” for further details).

Comprehensive Loss

U.S. GAAP requires disclosure of comprehensive loss which, for the Company, is net loss under U.S. GAAP plus the change in cumulative translation adjustment under U.S. GAAP.  Also included is the unrealized gain or loss on future volumes Storm Cat has hedged.  The Company has an average of 7,100 MMBtu’s per day hedged through August 2009.  This resulted in a current difference between U.S. and Canadian GAAP in that such amounts are recognized as income or loss on a current basis in the statement of operations under Canadian GAAP.

The concept of comprehensive loss does not come into effect until fiscal years beginning on or after October 1, 2006 for Canadian GAAP.  Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Flow-Through Shares

U.S. GAAP requires the stated capital on flow-through share issuances to be equal to the estimated fair market value of the shares on the date of issue.  The difference between the gross proceeds received on the issuance of the shares and the estimated fair market value of the shares is recorded as a liability (the “Premium”) until the renunciation of expenditures has occurred. Under Canadian GAAP, the gross proceeds received on flow-through share issuances are initially recorded as share capital. The Premium recorded as a current liability under U.S. GAAP at December 31, 2005 was $0.7 million.  As of December 31, 2006, this 2005 liability under U.S. GAAP has been reduced to zero and the renunciation of expenditures has occurred.  The Company issued an additional 6,172,839 flow-through share units on September 27, 2006.  The Premium on flow-through share liability related to these share units is $2.1 million.  This liability has been reduced to $1.2 million because 38.6% of our capital obligation associated with these flow-through shares has been spent.

Under Canadian GAAP, the gross proceeds received on flow-through share issuances are initially recorded as share capital.  When the expenditures are incurred and the tax deductions are renounced to subscribers, Canadian GAAP requires that the stated capital be reduced and that income tax benefits be recorded for the estimated future income taxes that were renounced.  Under U.S. GAAP, the initial liability is adjusted to a deferred income tax liability and, as a result of the recalculation of the Company’s deferred taxes, this amount is ultimately recorded as an income tax benefit.

The impact of the above on the financial statements is as follows:

Income Statement
	Year Ended December 31,
In Thousands, except per share	2006	2005	2004
Net loss for the year per U.S. GAAP	$(6,861)	$(8,368)	$(909)
Recovery of future income tax asset	(1,524)	—	—
Adjustment for tax effects of flow-through share liability	3,479	—	—
Adjustments for foreign exchange gain (loss)	275	(78)	184
Mineral property write-off	—	—	(233)
Net loss for the year per Canadian GAAP	$(4,631)	$(8,446)	$(958)
Basic and diluted loss per share per Canadian GAAP	$(0.066)	$(0.178)	$(0.045)
Weighted average number of shares outstanding per U.S. GAAP	70,429,219	47,321,481	21,455,630

Balance Sheet
	December 31,	December 31,
In Thousands	2006	2005
Total assets per U.S. GAAP	$111,964	$56,953
Total assets per Canadian GAAP	$111,964	$56,953

Total liabilities per U.S. GAAP	50,282	13,502
Adjustment for flow-through share liability	(1,233)	(731)
Total liabilities per Canadian GAAP	$49,049	$12,771

Shareholders’ Equity

	December 31,	December 31,	December 31,
In Thousands	2006	2005	2004
Deficit, end of the year, per U.S. GAAP	$(16,623)	$(9,762)	$(1,394)
Recovery of future income tax asset	(1,524)	—	—
Cumulative foreign exchange adjustment	426	151	229
Adjustment for tax effects of flow-through share liability	3,479	—	—
Deficit, end of the year, per Canadian GAAP	(14,242)	(9,611)	(1,165)

Recovery of future income tax asset	1,524	—	—
Adjustment for flow-through share liability	1,233	731	—
Unrealized gain on hedges	3,451	—	—
Adjustment for tax effects of flow-through share liability	(3,479)	—	—
Share capital, share subscriptions and contributed surplus per Canadian and U.S. GAAP	74,428	53,062	6,229
Shareholders’ equity per Canadian GAAP	$62,915	$44,182	$5,064
Shareholders’ equity per U.S. GAAP	$61,682	$43,454	$5,064

Cash Flow Statement

	Year Ended December 31,
In Thousands	2006	2005	2004
Cash flows used in operating activities per U.S. GAAP	$(2,687)	$(2,272)	$(135)
Recovery of future income tax asset	(1,524)	—	—
Cash flows used in operating activities per Canadian GAAP	(4,211)	(2,272)	(135)

Cash flows from financing activities per U.S. GAAP	48,947	44,920	5,056
Recovery of future income tax asset	1,524	—	—
Cash flows from financing activities per Canadian GAAP	50,471	44,920	5,056

Cash flows from investing activities per U.S. GAAP	(70,738)	(15,733)	(2,893)
Effect of foreign exchange on cash flows	275	(78)	184
Cash flows from investing activities per Canadian GAAP	(70,463)	(15,811)	(2,709)

Increase (decrease) in cash per U.S. GAAP and Canadian GAAP	$(24,203)	$26,837	$2,212

NOTE 16 - SELECTED QUARTERLY INFORMATION (Unaudited)

The following represents selected quarterly financial information for the years ended December 31, 2006, 2005 and 2004.

		Income			Diluted
		Before		Basic Net	Net
	Total	Income	Net	Income	Income
In Thousands, except per share	Revenue	Taxes	Income	Per Share	Per Share
Fiscal 2004:
First Quarter	$—	$(252)	$(252)	$(0.030)	$(0.030)
Second Quarter	—	(144)	(144)	(0.014)	(0.014)
Third Quarter	—	(41)	(41)	(0.004)	(0.004)
Fourth Quarter	104	(472)	(472)	(0.022)	(0.022)

	$104	$(909)	$(909)	$(0.042)	$(0.042)

Fiscal 2005:
First Quarter	$440	$(336)	$(336)	$(0.019)	$(0.019)

Second Quarter	1,172	(3,168)	(3,168)	(0.071)	(0.071)
Third Quarter	1,241	(438)	(438)	(0.009)	(0.009)
Fourth Quarter	1,361	(4,426)	(4,426)	(0.078)	(0.078)

	$4,214	$(8,368)	$(8,368)	$(0.177)	$(0.177)

Fiscal 2006:
First Quarter	$1,279	$(1,264)	$(1,264)	$(0.017)	$(0.017)
Second Quarter	1,599	(1,184)	(1,184)	(0.018)	(0.018)
Third Quarter	2,181	(4,497)	(3,766)	(0.055)	(0.055)
Fourth Quarter	4,385	(1,440)	(647)	(0.008)	(0.008)

	$9,444	$(8,385)	$(6,861)	$(0.097)	$(0.097)

NOTE 17 - SUPPLEMENTAL NATURAL GAS RESERVE INFORMATION (Unaudited)

The following reserve quantity and future net cash flow information for the Company represents proved reserves located in the United States. The reserves as of December 31, 2006, 2005 and 2004 have been estimated by Netherland, Sewell and Associates, Inc., independent petroleum engineers. The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive.  The estimates are subject to continuing change as additional information becomes available.

The standardized  measure of discounted  future net cash flows is prepared under the guidelines set forth by the  SEC that require the calculation to be performed  using year-end natural gas prices.  The natural gas prices used as of December 31, 2006, 2005 and 2004 were $4.46, $7.72 and $5.90, respectively.  Future production costs are based on year-end costs and include severance taxes.  Each property that is operated by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate.

	2006	2005	2004
	Gas (Mcf)	Gas (Mcf)	Gas (Mcf)
Proved reserves:
Balance, January 1	10,010	458	—
Revisions of previous estimates	(879)	910	—
Extensions and discoveries	17,490	518	—
Purchases of reserves in place	—	8,806	475
Sales of reserves in place	—	—	—
Production	(1,606)	(682)	(17)
Balance, December 31	25,015	10,010	458
Proved developed reserves at end of year	13,368	3,869	208

The standardized measure of discounted future net cash flows applicable to proved natural gas reserves is as follows:

Standardized Measure of Discounted Future Net Cash Flows

In Thousands	2006	2005	2004
Future cash inflows	$82,500	$62,420	$2,609
Future production costs	(27,728)	(19,021)	(1,147)
Future development costs	(12,827)	(5,938)	(450)
Future income tax expense	—	(2,628)	—
Future net cash flows	41,945	34,833	1,012
10% discount factor	(9,908)	(7,554)	(205)
Standardized measure of discounted future net cash flows	$32,037	$27,279	$807

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved natural gas reserves is as follows:

Changes in Standardized Measure of Discounted Future Net Cash Flows

	2006	2005	2004
Balance, January 1	$27,277	$807	$—
Sales of natural gas produced, net of production costs	(4,692)	(1,238)	(61)
Net changes in prices and production costs	(16,047)	1,995	(5)
Net change in future development costs	(8,904)	(4,273)	—
Extensions and discoveries and purchases	1,710	1,338	—
Purchases of reserves	27,540	20,597	849
Revisions of previous quantity estimates	(1,470)	1,065	23
Previously estimated development costs incurred	4,769	8,646	—
Net change in income taxes	1,739	(1,740)	—
Accretion of discount	2,902	81	—
Sales of reserves	—	—	—
Other	(2,787)	(1)	1
Balance, December 31	$32,037	$27,277	$807

NOTE 18 - SUPPLEMENTARY OIL AND GAS INFORMATION

Capitalized Costs

	December 31,
In Thousands	2006	2005	2004

Unevaluated properties not being amortized	$54,873	$8,249	$623
Properties being amortized	46,446	18,071	2,178
Accumulated depreciation, depletion and amortization	(4,764)	(1,502)	(20)

Total capitalized costs	$96,555	$24,818	$2,781

Unevaluated Oil and Gas Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until they are evaluated.  The following table shows, by category of cost and date incurred, the unevaluated oil and gas property costs (net of transfers to the full cost pool and sales proceeds) excluded from the amortization computation as of December 31, 2006:

Net Costs Incurred During Periods Ended (In Thousands)	Exploration Costs	Development Costs	Acquisition Costs	Impairment	Total Unevaluated Properties

December 2006	$21,635	$3,804	$22,538	$(1,976)	$46,001
December 2005	8,112	448	1,814	(2,125)	8,249
December 2004	—	—	623	—	623

	$29,747	$4,252	$24,975	$(4,101)	$54,873

Prospect leasing and acquisition normally requires one to two years, and the subsequent evaluation normally requires an additional one to two years.

Acquisition, Exploration and Development Costs Incurred

	Years Ended October 31,
In Thousands	2006	2005	2004

Property acquisition costs net of divestiture proceeds:
Proved	$11,403	$6,918	$1,267
Unproved	22,538	1,814	623
Exploration costs	21,635	8,112	818
Development costs	19,541	8,152	13
Impairment	(1,976)	(2,125)	—

Total before asset retirement obligation	$73,141	$22,871	$2,721

Total including asset retirement obligation	$74,006	$23,520	$2,801

NOTE 19 - INCOME TAXES

A provision (benefit) for income taxes for the years ended December 31, 2006, 2005 and 2004 consists of the following (In Thousands):

	2006	2005
Significant components of the future tax assets are as follows:
Temporary differences related to property and equipment and asset retirement obligations	$(3,055)	$(1,337)
Share issuance expenses	1,107	890
Non-capital losses - Canada	1,825	932
Net operating Losses - U.S.	2,894	2,903
	2,771	3,388
Less: valuation allowance	(2,771)	(3,388)
Net income tax provision (benefit)	$—	$—

Tax deductions for exploration and development expenditures incurred through December 2006 in the amount of approximately CDN$9.8 million (US$8.4 million) have been or will be renounced for Canadian tax purposes to holders of flow-through common shares in 2006.

Income taxes expense differs from that which would be expected from applying the statutory Canadian federal and provincial income tax rates, and U.S. Federal and state income tax rates to income before income taxes.   The difference results from the following (in thousands):

	2006	2005
Expected tax provision (recovery)	$(2,708)	$(2,975)
Increases (decreases) resulting from:
Resource allowance	15	198
Changes in tax rates	306	93
Non-deductible stock-based compensation	904	676
Recovery of future tax asset as a result of flow through share renunciation	(1,524)	—
	(3,007)	(2,008)
Increase in valuation allowance	1,483	2,008
Tax Benefit recognized	$(1,524)	$—

At December 31, 2006, the Company had Canadian non-capital losses which may be applied to reduce Canadian taxable income in future years.  The losses expire as follows (in thousands):

2007	$23
2008	78
2009	87
2010	171
2014	674
2015	1,764
2026	2,120
Total	$4,917

At December 31, 2006, the Company also had U.S. net operating losses which may be applied to reduce U.S. taxable income in future years.  The losses expire as follows (in thousands):

2026	$2,479
2027	5,790
Total	$8,269

Management has elected to separately state the interest and penalty paid to taxing authorities.  For 2006, the interest and penalties are detailed as follows (in thousands):

Interest payable to Canadian Revenue Authority (amount is the result of delinquency in meeting capital obligation on flow-through shares)	$10
Penalty and interest paid to MMS and State of Wyoming	1
Total interest and penalty	$11

2005 and 2006 tax years remain subject to examination by tax jurisdictions.

NOTE 20 — RELATED PARTY TRANSACTIONS

The following is a list of certain relationships and related party transactions that occurred during the past fiscal year, as well as transactions that occurred since December 31, 2006 or are currently proposed:

•                  The Company paid $0.3 million in 2006 for legal fees to a law firm of which one of the Company’s directors is a partner.  At December 31, 2006, an additional $11,173 was outstanding and payable to this law firm.

•                  Directors and executive officers have been granted shares of common stock and options as disclosed in “Executive Compensation.”

All past and future and ongoing transactions with affiliates are and will be on terms which management believes are no less favorable than could be obtained from non-affiliated parties. All future and ongoing loans to affiliates, officials and shareholders will be approved by the majority vote of disinterested directors.

Management’s Report on Internal Control over Financial Reporting

Management is ultimately responsible for establishing and maintaining adequate internal control over financial reporting for Storm Cat. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and dispositions of the company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with established company policies and procedures; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 has been audited by Hein & Associates, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

STORM CAT ENERGY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

STORM CAT ENERGY CORPORATION AND SUBSIDIARIES

To the Board of Directors and Shareholders of

Storm Cat Energy Corporation and Subsidiaries:

We have audited the consolidated balance sheets of Storm Cat Energy Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Storm Cat Energy Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have  audited,  in accordance  with the standards of the Public  Company Accounting  Oversight Board (United States),  the effectiveness of the Company’s internal control over  financial  reporting  as of December 31, 2006,  based on criteria  established  in Internal Control-Integrated  Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified  opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting  and an  unqualified  opinion on the  effectiveness  of the  Company’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP
HEIN & ASSOCIATIONS LLP

Denver, Colorado

March 15, 2007

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	Amisano Hanson
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Storm Cat Energy Corporation

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of Storm Cat Energy Corporation and subsidiaries for the year ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis or our opinion.

In our opinion, the consolidated financial statements of Storm Cat Energy Corporation and subsidiaries, referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2004, in accordance with U.S. generally accepted accounting principles.

Vancouver, Canada	“AMISANO HANSON”
April 8, 2005	Chartered Accountants

750 West Pender Street, Suite 604	Telephone: 604-689-0188
Vancouver Canada	Facsimile: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

ITEM 9.                                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.                             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, including the Acting President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K.  The term “disclosure controls and procedures” means controls and other procedures established by the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the CFO concluded that the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its CEO and CFO, does not expect that its internal controls and procedures will prevent or detect all error and all fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Form 10-K under the caption “Management’s Report on Internal Control over Financial Reporting.”

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is set forth below under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Storm Cat Energy Corporation and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Storm Cat Energy Corporation and Subsidiaries (Storm Cat) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Storm Cat’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Storm Cat maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, Storm Cat maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Storm Cat Energy Corporation and subsidiaries and our report dated March 15, 2007 expressed an unqualified opinion.

/s/ Hein & Associates LLP
Denver, Colorado
March 15, 2007

ITEM 9B.                             OTHER INFORMATION

None.

PART III

ITEM 10.                               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is set forth under the caption “Directors and Executive Officers of the Registrant” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11.                               EXECUTIVE COMPENSATION

This information is set forth under the caption “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14.                               PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal auditor fees and services is set forth under the captions “Principal Accountant Fees and Services” and “Report of the Audit Committee” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Index to Financial Statements and Financial Statement Schedules.

(1)                                  See “Item 8.  Financial Statements and Supplementary Data” for the Index to the Financial Statements.

(2)                                  All other schedules have been omitted because the required information is not applicable or because the information required has been included in the financial statements or notes thereto.

(3)           Index to Exhibits

The following exhibits are either filed herewith or, if so indicated, incorporated by reference to the documents indicated in parentheses, which have previously been filed with the Securities and Exchange Commission.

Exhibit Number	Description
3.1

Notice of Articles, dated July 10, 2006 (incorporated by reference to Exhibit 3.1 to Storm Cat Energy Corporation’s quarterly report on Form 10-Q filed on August 9, 2006 (Commission File No. 001-32628))

3.2

Articles, dated May 21, 2004 (incorporated by reference to Exhibit 4.2.1 to Storm Cat Energy Corporation’s registration statement on Form F-3 filed on December 23, 2005 (Commission File No. 333-130688))

3.2.1

Amendment to Articles, dated June 23, 2005 (incorporated by reference to Exhibit 4.2.2 to Storm Cat Energy Corporation’s registration statement on Form F-3 filed on December 23, 2005 (Commission File No. 333-130688))

3.2.2

Amendment to Articles, dated June 27, 2006 (incorporated by reference to Exhibit 3.1 to Storm Cat Energy Corporation’s Quarterly Report on Form 10-Q filed on August 9, 2006 (Commission File No. 001-32628))

4.1

Specimen of Common Share Certificate (incorporated by reference to Exhibit 4.7 to Storm Cat Energy Corporation’s registration statement on Form F-3 filed on December 23, 2005 (Commission File No. 333-130688))

4.2

Form of Registration Rights Agreement entered into by and between Storm Cat Energy Corporation and each of the investors in the private placements that closed on October 25, 2005, November 30, 2005 and December 21, 2005 (incorporated by reference to Exhibit 99.2 to Storm Cat Energy Corporation’s Current Report on Form 6-K furnished on November 1, 2005 (Commission File No. 001-32628))

4.3

Form of Warrant to Purchase Common Shares of Storm Cat Energy Corporation, issued by Storm Cat Energy Corporation in favor of each of the Investors in the private placements that closed on October 25, 2005, November 30, 2005 and December 21, 2005 (incorporated by reference to Exhibit 99.3 to Storm Cat Energy Corporation’s Current Report on Form 6-K furnished on November 1, 2005 (Commission File No. 001-32628))

4.4

Form of Warrant to Purchase Common Shares of Storm Cat Energy Corporation, issued by Storm Cat Energy Corporation in favor of Kevin Dewitt Davis and Barbara Zimmerman (incorporated by reference to Exhibit 4.5 to Storm Cat Energy Corporation’s registration statement on Form F-3 filed on December 23, 2005 (Commission File No. 333-130688))

4.5

Form of Warrant to Purchase Common Shares of Storm Cat Energy Corporation, issued by Storm Cat Energy Corporation in favor of J. Scott Zimmerman and William Zimmerman (incorporated by reference to Exhibit 4.6 to Storm Cat Energy Corporation’s registration statement on Form F-3 filed on December 23, 2005 (Commission File No. 333-130688))

4.6

Form of Warrant to Purchase Common Shares of Storm Cat Energy Corporation, issued by Storm Cat Energy Corporation in favor of each of the investors in the private placements that closed on February 24, 2005 (incorporated by reference to Exhibit 2.2 to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on June 16, 2006 (Commission File No. 001-32628)

4.7

Form of Warrant to Purchase Common Shares, dated September 27, 2006, issued by Storm Cat Energy Corporation to each participating managed account holder of Trapeze Capital Corp. in the private placement that closed September 27, 2006 (incorporated by reference to Exhibit 4.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on October 3, 2006 (Commission File No. 001-32628))

4.8

Form of Series A Subordinated Convertible Note due March 31, 2012, issued by Storm Cat Energy Corporation to each investor in the Series A Private Placement that closed on January 30, 2007 (incorporated by reference to Exhibit 4.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on February 7, 2007 (Commission File No. 001-32628))

4.9

Form of Series B Subordinated Convertible Note due March 31, 2012, to be issued by Storm Cat Energy Corporation to each investor party to the Series B Note Purchase Agreement (incorporated by reference to Exhibit 4.9 to Storm Cat Energy Corporation’s registration statement on Form S-1 filed on March 1, 2007 (Commission File No. 333-141002))

10.1

Purchase Agreement between Toby Ventures, Inc. (n/k/a Storm Cat Energy Corporation) and Harlow Ventures dated August 22, 2000 (incorporated by reference to Exhibit 4.A to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on July, 24, 2002 (Commission File No. 000-49947))

10.2

Option Agreements between Toby Ventures, Inc. (n/k/a Storm Cat Energy Corporation) and Officers and/or Directors Christopher Dyakowski, Ronald Husband and Sandra Morton (incorporated by reference to Exhibit 4.C to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on July, 24, 2002 (Commission File No. 000-49947))

10.3+

Farmin between Delta Resources Inc., Marin Energy Ltd. and Jem Resources Ltd. as Farmors and Storm Cat Energy Corporation as Farmor, dated January 17, 2005 (incorporated by reference to Exhibit 4.5 to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on June 16, 2006 (Commission File No. 001-32628)

10.4+

Purchase and Sale Agreement by and between Palo Petroleum, Inc., Paso Gaso Pipeline, LLC, Storm Cat Energy Corporation and the other parties named therein, dated January 18, 2005 (incorporated by reference to Exhibit 4.6 to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on June 16, 2006 (Commission File No. 001-130688)

10.5+

Farmin Agreement between Golden Eagle Energy Ltd. and Storm Cat Energy Corporation, dated February 15, 2005 (incorporated by reference to Exhibit 4.7 to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on June 16, 2006 (Commission File No. 001-32628)

10.6+

Farmin and Operating Agreement between Encana Oil & Gas Partnership and Storm Cat Energy Corporation, dated June 29, 2005 (incorporated by reference to Exhibit 4.8 to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on June 16, 2006 (Commission File No. 001-32628)

10.7

Purchase and Sale Agreement, dated July 17, 2006, by and between Storm Cat Energy (USA) Corporation and Bill Barrett CBM LLC (incorporated by reference to Exhibit 10.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on July 21, 2006 (Commission File No. 001-32628))

10.8*

Storm Cat Energy Corporation’s Amended and Restated Share Option Plan (incorporated by reference to Exhibit 10.1 to Storm Cat Energy Corporation’s Quarterly Report on Form 10-Q filed on August 9, 2006 (Commission File No. 001-32628)

10.8.1*

Form of Option Commitment relating to Storm Cat Energy Corporation’s Amended and Restated Share Option Plan (incorporated by reference to Exhibit 10.2 to Storm Cat Energy Corporation’s Quarterly Report on Form 10-Q filed on August 9, 2006 (Commission File No. 001-32628)

10.9*

Storm Cat Energy Corporation’s Restricted Share Unit Plan dated June 27, 2006 (incorporated by reference to Exhibit 10.3 to Storm Cat Energy Corporation’s Quarterly Report on Form 10-Q filed on August 9, 2006 (Commission File No. 001-32628)

10.9.1*

Form of RSU Commitment relating to Storm Cat Energy Corporation’s Restricted Share Unit Plan (incorporated by reference to Exhibit 10.4 to Storm Cat Energy Corporation’s Quarterly Report on Form 10-Q filed on August 9, 2006 (Commission File No. 001-32628)

10.10

Credit Agreement, dated as of July 28, 2006, among Storm Cat Energy (USA) Corporation, Storm Cat Energy Corporation, the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Global Administrative Agent (filed as Exhibit 10.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on August 2, 2006 (Commission File No. 001-32628), and incorporated herein by reference).

10.11

Credit Agreement, dated as of July 28, 2006, among Storm Cat Energy Corporation, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Global Administrative Agent (filed as Exhibit 10.2 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on August 2, 2006 (Commission File No. 001-32628), and incorporated herein by reference).

10.12

First Amendment, dated as of August 29, 2006, among Storm Cat Energy (USA) Corporation, Storm Cat Energy Corporation, the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Global Administrative Agent (filed as Exhibit 10.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on September 5, 2006 (Commission File No. 001-32628), and incorporated herein by reference).

10.13

First Amendment to Combined Credit Agreements, dated as of January 30, 2007, by and among Storm Cat Energy, Storm Cat Energy (USA) Corporation, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch and the Lenders thereto (incorporated by reference to Exhibit 10.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on February 7, 2007 (Commission File No. 001-32628))

10.14

Purchase Agreement, dated as of September 15, 2006, by and between Storm Cat Energy Corporation and Trapeze Capital Corp. (filed as Exhibit 10.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on September 21, 2006 (Commission File No. 001-32628), and incorporated herein by reference).

10.15

Series A Note Purchase Agreement, dated as of January 19, 2007, by and among Storm Cat Energy Corporation and the investors set forth therein (incorporated by reference to Exhibit 10.15 to Storm Cat Energy Corporation’s registration statement on Form S-1 filed on March 1, 2007 (Commission File No. 333-141002))

10.16

Series B Note Purchase Agreement, dated as of January 19, 2007, by and among Storm Cat Energy Corporation and the investors set forth therein (incorporated by reference to Exhibit 10.16 to Storm Cat Energy Corporation’s registration statement on Form S-1 filed on March 1, 2007 (Commission File No. 333-141002))

10.17

Convertible Notes Registration Rights Agreement, dated as of January 19, 2007, by and among Storm Cat Energy Corporation and the investors set forth therein (incorporated by reference to Exhibit 10.16 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on February 7, 2007 (Commission File No. 001-32628))

14.1	Code of Ethics (incorporated by reference to Exhibit 11 to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on June 16, 2006 (Commission File No. 001-32628)

21.1	Subsidiaries of Storm Cat Energy Corporation (incorporated by reference to Exhibit 8 to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on June 16, 2006 (Commission File No. 001-32628)

23.1**	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm

23.2**	Consent of Amisano Hanson, Chartered Accountants, Independent Registered Public Accounting Firm

23.3**	Consent of Sproule Associates Inc., Independent Reservoir Engineer

23.4**	Consent of Netherland, Sewell & Associates, Independent Reservoir Engineer

31.1**	Certification of Keith Knapstad Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2**	Certification of Paul Wiesner Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32**	Certification Pursuant to 18 U.S.C. Section 1350

*      Management contracts and compensatory plans and arrangements.

**    Filed herewith

+                  Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.  Omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Denver, State of Colorado on March 16, 2007.

STORM CAT ENERGY CORPORATION
(Registrant)

By:	/s/ Keith Knapstad
Acting President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title
16-Mar-07	/s/ Keith Knapstad	Acting President and
Chief Executive Officer
	Keith Knapstad	(Principal Executive Officer)

16-Mar-07	/s/ Paul Wiesner	Chief Financial Officer
(Principal Financial and
	Paul Wiesner	Accounting Officer)

16-Mar-07	/s/ Robert J. Clark	Director

Robert J. Clark

16-Mar-07	/s/ Michael O’Byrne	Director

Michael O’Byrne

16-Mar-07	/s/ Robert Penner	Director

Robert Penner

16-Mar-07	/s/ Jon Whitney	Director

Jon Whitney

16-Mar-07	/s/ David Wight	Director

David Wight

16-Mar-07	/s/ Michael Wozniak	Director

Michael Wozniak

16-Mar-07	/s/ J. Scott Zimmerman	Director

J. Scott Zimmerman

EXHIBIT INDEX

Exhibit Number	Description
3.1

Notice of Articles, dated July 10, 2006 (incorporated by reference to Exhibit 3.1 to Storm Cat Energy Corporation’s quarterly report on Form 10-Q filed on August 9, 2006 (Commission File No. 001-32628))

3.2

Articles, dated May 21, 2004 (incorporated by reference to Exhibit 4.2.1 to Storm Cat Energy Corporation’s registration statement on Form F-3 filed on December 23, 2005 (Commission File No. 333-130688))

3.2.1

Amendment to Articles, dated June 23, 2005 (incorporated by reference to Exhibit 4.2.2 to Storm Cat Energy Corporation’s registration statement on Form F-3 filed on December 23, 2005 (Commission File No. 333-130688))

3.2.2

Amendment to Articles, dated June 27, 2006 (incorporated by reference to Exhibit 3.1 to Storm Cat Energy Corporation’s Quarterly Report on Form 10-Q filed on August 9, 2006 (Commission File No. 001-32628))

4.1

Specimen of Common Share Certificate (incorporated by reference to Exhibit 4.7 to Storm Cat Energy Corporation’s registration statement on Form F-3 filed on December 23, 2005 (Commission File No. 333-130688))

4.2

Form of Registration Rights Agreement entered into by and between Storm Cat Energy Corporation and each of the investors in the private placements that closed on October 25, 2005, November 30, 2005 and December 21, 2005 (incorporated by reference to Exhibit 99.2 to Storm Cat Energy Corporation’s Current Report on Form 6-K furnished on November 1, 2005 (Commission File No. 001-32628))

4.3

Form of Warrant to Purchase Common Shares of Storm Cat Energy Corporation, issued by Storm Cat Energy Corporation in favor of each of the Investors in the private placements that closed on October 25, 2005, November 30, 2005 and December 21, 2005 (incorporated by reference to Exhibit 99.3 to Storm Cat Energy Corporation’s Current Report on Form 6-K furnished on November 1, 2005 (Commission File No. 001-32628))

4.4

Form of Warrant to Purchase Common Shares of Storm Cat Energy Corporation, issued by Storm Cat Energy Corporation in favor of Kevin Dewitt Davis and Barbara Zimmerman (incorporated by reference to Exhibit 4.5 to Storm Cat Energy Corporation’s registration statement on Form F-3 filed on December 23, 2005 (Commission File No. 333-130688))

4.5

Form of Warrant to Purchase Common Shares of Storm Cat Energy Corporation, issued by Storm Cat Energy Corporation in favor of J. Scott Zimmerman and William Zimmerman (incorporated by reference to Exhibit 4.6 to Storm Cat Energy Corporation’s registration statement on Form F-3 filed on December 23, 2005 (Commission File No. 333-130688))

4.6

Form of Warrant to Purchase Common Shares of Storm Cat Energy Corporation, issued by Storm Cat Energy Corporation in favor of each of the investors in the private placements that closed on February 24, 2005 (incorporated by reference to Exhibit 2.2 to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on June 16, 2006 (Commission File No. 001-32628)

4.7

Form of Warrant to Purchase Common Shares, dated September 27, 2006, issued by Storm Cat Energy Corporation to each participating managed account holder of Trapeze Capital Corp. in the private placement that closed September 27, 2006 (incorporated by reference to Exhibit 4.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on October 3, 2006 (Commission File No. 001-32628))

4.8

Form of Series A Subordinated Convertible Note due March 31, 2012, issued by Storm Cat Energy Corporation to each investor in the Series A Private Placement that closed on January 30, 2007 (incorporated by reference to Exhibit 4.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on February 7, 2007 (Commission File No. 001-32628))

4.9

Form of Series B Subordinated Convertible Note due March 31, 2012, to be issued by Storm Cat Energy Corporation to each investor party to the Series B Note Purchase Agreement (incorporated by reference to Exhibit 4.9 to Storm Cat Energy Corporation’s registration statement on Form S-1 filed on March 1, 2007 (Commission File No. 333-141002))

10.1

Purchase Agreement between Toby Ventures, Inc. (n/k/a Storm Cat Energy Corporation) and Harlow Ventures dated August 22, 2000 (incorporated by reference to Exhibit 4.A to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on July, 24, 2002 (Commission File No. 000-49947))

10.2

Option Agreements between Toby Ventures, Inc. (n/k/a Storm Cat Energy Corporation) and Officers and/or Directors Christopher Dyakowski, Ronald Husband and Sandra Morton (incorporated by reference to Exhibit 4.C to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on July, 24, 2002 (Commission File No. 000-49947))

10.3+

Farmin between Delta Resources Inc., Marin Energy Ltd. and Jem Resources Ltd. as Farmors and Storm Cat Energy Corporation as Farmor, dated January 17, 2005 (incorporated by reference to Exhibit 4.5 to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on June 16, 2006 (Commission File No. 001-32628)

10.4+

Purchase and Sale Agreement by and between Palo Petroleum, Inc., Paso Gaso Pipeline, LLC, Storm Cat Energy Corporation and the other parties named therein, dated January 18, 2005 (incorporated by reference to Exhibit 4.6 to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on June 16, 2006 (Commission File No. 001-130688)

10.5+

Farmin Agreement between Golden Eagle Energy Ltd. and Storm Cat Energy Corporation, dated February 15, 2005 (incorporated by reference to Exhibit 4.7 to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on June 16, 2006 (Commission File No. 001-32628)

10.6+

Farmin and Operating Agreement between Encana Oil & Gas Partnership and Storm Cat Energy Corporation, dated June 29, 2005 (incorporated by reference to Exhibit 4.8 to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on June 16, 2006 (Commission File No. 001-32628)

10.7

Purchase and Sale Agreement, dated July 17, 2006, by and between Storm Cat Energy (USA) Corporation and Bill Barrett CBM LLC (incorporated by reference to Exhibit 10.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on July 21, 2006 (Commission File No. 001-32628))

10.8*

Storm Cat Energy Corporation’s Amended and Restated Share Option Plan (incorporated by reference to Exhibit 10.1 to Storm Cat Energy Corporation’s Quarterly Report on Form 10-Q filed on August 9, 2006 (Commission File No. 001-32628)

10.8.1*

Form of Option Commitment relating to Storm Cat Energy Corporation’s Amended and Restated Share Option Plan (incorporated by reference to Exhibit 10.2 to Storm Cat Energy Corporation’s Quarterly Report on Form 10-Q filed on August 9, 2006 (Commission File No. 001-32628)

10.9*

Storm Cat Energy Corporation’s Restricted Share Unit Plan dated June 27, 2006 (incorporated by reference to Exhibit 10.3 to Storm Cat Energy Corporation’s Quarterly Report on Form 10-Q filed on August 9, 2006 (Commission File No. 001-32628)

10.9.1*

Form of RSU Commitment relating to Storm Cat Energy Corporation’s Restricted Share Unit Plan (incorporated by reference to Exhibit 10.4 to Storm Cat Energy Corporation’s Quarterly Report on Form 10-Q filed on August 9, 2006 (Commission File No. 001-32628)

10.10

Credit Agreement, dated as of July 28, 2006, among Storm Cat Energy (USA) Corporation, Storm Cat Energy Corporation, the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Global Administrative Agent (filed as Exhibit 10.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on August 2, 2006 (Commission File No. 001-32628), and incorporated herein by reference).

10.11

Credit Agreement, dated as of July 28, 2006, among Storm Cat Energy Corporation, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Global Administrative Agent (filed as Exhibit 10.2 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on August 2, 2006 (Commission File No. 001-32628), and incorporated herein by reference).

10.12

First Amendment, dated as of August 29, 2006, among Storm Cat Energy (USA) Corporation, Storm Cat Energy Corporation, the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Global Administrative Agent (filed as Exhibit 10.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on September 5, 2006 (Commission File No. 001-32628), and incorporated herein by reference).

10.13

First Amendment to Combined Credit Agreements, dated as of January 30, 2007, by and among Storm Cat Energy, Storm Cat Energy (USA) Corporation, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch and the Lenders thereto (incorporated by reference to Exhibit 10.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on February 7, 2007 (Commission File No. 001-32628))

10.14

Purchase Agreement, dated as of September 15, 2006, by and between Storm Cat Energy Corporation and Trapeze Capital Corp. (filed as Exhibit 10.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on September 21, 2006 (Commission File No. 001-32628), and incorporated herein by reference).

10.15

Series A Note Purchase Agreement, dated as of January 19, 2007, by and among Storm Cat Energy Corporation and the investors set forth therein (incorporated by reference to Exhibit 10.15 to Storm Cat Energy Corporation’s registration statement on Form S-1 filed on March 1, 2007 (Commission File No. 333-141002))

10.16

Series B Note Purchase Agreement, dated as of January 19, 2007, by and among Storm Cat Energy Corporation and the investors set forth therein (incorporated by reference to Exhibit 10.16 to Storm Cat Energy Corporation’s registration statement on Form S-1 filed on March 1, 2007 (Commission File No. 333-141002))

10.17

Convertible Notes Registration Rights Agreement, dated as of January 19, 2007, by and among Storm Cat Energy Corporation and the investors set forth therein (incorporated by reference to Exhibit 10.16 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on February 7, 2007 (Commission File No. 001-32628))

14.1	Code of Ethics (incorporated by reference to Exhibit 11 to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on June 16, 2006 (Commission File No. 001-32628)
21.1	Subsidiaries of Storm Cat Energy Corporation (incorporated by reference to Exhibit 8 to Storm Cat Energy Corporation’s Annual Report on Form 20-F filed on June 16, 2006 (Commission File No. 001-32628)

23.1**	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm

23.2**	Consent of Amisano Hanson, Chartered Accountants, Independent Registered Public Accounting Firm

23.3**	Consent of Sproule Associates Inc., Independent Reservoir Engineer

23.4**	Consent of Netherland, Sewell & Associates, Independent Reservoir Engineer

31.1**	Certification of Keith Knapstad Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2**	Certification of Paul Wiesner Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32**	Certification Pursuant to 18 U.S.C. Section 1350

*      Management contracts and compensatory plans and arrangements.

**    Filed herewith

+                  Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.  Omitted portions have been filed separately with the Commission.