Form 10-Q
period 2007-03-31
Storm Cat Energy CORP
filed 2007-05-10
CIK 1178818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 7, 2007, there were 80,939,820 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STORM CAT ENERGY CORPORATION
INDEX TO FINANCIAL STATEMENTS

STORM CAT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(stated in U.S. Dollars and in thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,732	$5,299
Accounts receivable:
Joint interest billing	850	1,932
Revenue receivable	1,765	2,121
Fair value of derivative instruments - current	1,932	2,670
Subscription receivable on Series B convertible notes	17,485	—
Prepaid costs and other current assets	1,686	1,445
Total Current Assets	30,450	13,467
PROPERTY AND EQUIPMENT:
Oil and gas properties:
Unproved properties, net of impairments	57,927	54,873
Proved properties	54,499	46,446
Less accumulated depreciation, depletion, and amortization	(6,262)	(4,764)
Oil and gas properties, net	106,164	96,555
Fixed assets	1,072	1,057
Accumulated depreciation	(484)	(408)
Total other property, net	588	649
Total property and equipment, net	106,752	97,204
Restricted investments	511	511
Debt issuance costs	1,306	—
Fair value of derivative instruments - long term	—	782
	1,817	1,293
Total Assets	$139,019	$111,964
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36	$7,302
Revenue payable	1,584	2,063
Accrued and other liabilities	5,781	10,011
Flow-through shares liability	147	1,233
Notes payable - current	—	7,500
Interest payable	446	952
Total Current Liabilities	7,994	29,061
Asset retirement obligation	1,977	1,871
Fair value of derivative instruments - long term	73	—
Bank debt - long term	19,220	19,350
Series A & B convertible notes	50,195	—
	71,465	21,221
Total Liabilities	79,459	50,282
Commitments and contingencies	—-	—-
STOCKHOLDERS’ EQUITY
Common Shares, without par value, unlimited authorized, issued and outstanding: 80,939,820 at March 31, 2007 and 80,429,820 at December 31, 2006	69,695	69,518
Contributed surplus	5,240	4,910
Accumulated other comprehensive income	2,598	3,877
Accumulated deficit	(17,973)	(16,623)
Total Stockholders’ Equity	59,560	61,682
Total Liabilities and Stockholders’ Equity	$139,019	$111,964

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(stated in U.S. Dollars and in thousands, except share amounts)

	Three Months Ended March 31,
	2007	2006
OPERATING REVENUES:
Oil and gas revenue	$3,912	$1,279

OPERATING EXPENSES:
Operating costs:
Gathering and transportation	561	326
Operating expenses	903	533
General and administrative expenses	2,662	1,602
Depreciation, depletion, amortization and accretion	1,634	503
Other	—	(185)
Total operating expenses	5,760	2,779
Operating loss	(1,848)	(1,500)

OTHER EXPENSE (INCOME):
Interest expense	629	6
Interest and other miscellaneous income	(32)	(201)
Total other expense (income)	597	(195)

Net loss before taxes	(2,445)	(1,305)

Recovery of future income tax asset from flow-through shares	(1,095)	—

NET LOSS	$(1,350)	$(1,305)
Basic and diluted loss per share	$(.02)	$(.02)
Weighted average number of shares outstanding	80,498,487	66,013,392

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE PERIOD ENDED MARCH 31, 2007
(Unaudited)
(stated in U.S. Dollars and in thousands, except share amounts)

	Common Shares		Share	Contributed	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Subscription	Surplus	Income	Deficit	Equity
BALANCE AT JANUARY 1, 2007	80,429,820	$69,489	$29	$4,910	$3,877	$(16,623)	$61,682

Issuance of stock for cash:
-pursuant to stock options exercised	500,000	169					169
-pursuant to stock issued to consultants	10,000	9					9
Stock issuance costs		(1)					(1)
Stock-based compensation				330			330
Comprehensive loss:
Net loss						(1,350)	(1,350)
Unrealized loss on hedges					(1,591)		(1,591)
Foreign currency translation					312		312
Total comprehensive loss							$(2,629)
BALANCE AT MARCH 31, 2007	80,939,820	$69,666	$29	$5,240	$2,598	$(17,973)	$59,560

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(stated in U.S. Dollars and in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net Loss	$(1,350)	$(1,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of future tax asset from flow-through shares	(1,090)	—
Stock-based compensation	454	758
Depreciation, depletion and amortization	1,574	503
Asset retirement obligation	103	—
Gain on disposition of properties	—	185
Changes in operating assets and liabilities:
Accounts receivable	1,437	(552)
Prepaid costs and other current assets	(1,538)	(148)
Accounts payable	(456)	(2,296)
Accrued and other current liabilities	(1,736)	(3,342)
Net cash used in operating activities	(2,602)	(6,197)
Cash flows from investing activities:
Restricted investments	—	(3)
Capital expenditures - oil and gas properties	(21,446)	(2,651)
Fair value of derivatives	378	—
Proceeds from sale	—	(1,000)
Other capital expenditures	(11)	(78)
Net cash provided by (used in) investing activities	(21,079)	(3,732)
Cash flows from financing activities:
Issuance of common shares for cash	811	1,669
Proceeds from bank debt	(7,630)	—
Proceeds from Series A & B convertible notes	32,950	—
Net cash provided by financing activities	26,131	1,669
Effect of exchange rate changes on cash	(1,017)	319
Net increase (decrease) in cash and cash equivalents	1,433	(7,941)
Cash and cash equivalents and beginning of period	5,299	29,502
Cash and cash equivalents at end of period	$6,732	$21,561
Supplemental disclosure of noncash investing and financing activities:
Cash paid for interest	$792	$—

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.                             Basis of Presentation

Storm Cat Energy Corporation, together with its consolidated subsidiaries, (“Storm Cat” or the “Company”) is an independent oil and gas company focused on exploration and development of unconventional gas reserves, which are reserves from fractured shales, coal beds and tight sand formations.  The Company has producing properties in Wyoming’s Powder River Basin (“PRB”).  Its primary exploration and development acreage is located in Canada and the United States.

The accompanying unaudited consolidated financial statements include the accounts of Storm Cat, and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the preparation of interim financial information.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the financial position of Storm Cat as of March 31, 2007 and results of operations and cash flows for the three months ended March 31, 2007 and 2006.  Interim results are not necessarily indicative of the results that may be expected for a full year because of the impact of fluctuations in prices received for oil and natural gas and other factors.

Because a precise determination of many assets and liabilities is dependent upon future events, the timely preparation of consolidated financial statements for a period necessarily requires that management make estimates and assumptions and use judgment regarding the reported amounts of assets, liabilities, revenue and expenses and in the disclosure of commitments and contingencies.  Actual results may differ from these estimates as future confirming events occur, and such differences could be significant.

For a more complete understanding of Storm Cat’s operations, financial position and accounting policies, these consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Certain reclassifications have been made to prior amounts to conform to the classifications used in the current period.

Note 2.                             Summary of Significant Accounting Policies

Critical accounting estimates used in the preparation of the financial statements involve considerable judgment and are, or could be, significantly affected by factors that are out of the Company’s control.

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

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations.  These unproved properties are assessed periodically to ascertain whether impairment has occurred.  When proved reserves are assigned, the cost of the property is added to costs subject to depletion.  When property is considered to be impaired, the costs are reported as a period expense.  As the Company has no proved reserves in Canada or Mongolia, the properties were expensed immediately through the recognition of an $88,000 impairment for costs related to Mongolia in 2005, and a $1.9 million impairment for Moose Mountain in Canada in the third quarter of 2006.  Proceeds from sales, if any, of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the estimated proved oil and gas reserves attributable to a cost center.

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

At March 31, 2007, the ceiling value of the Company’s reserves was calculated based upon the average quoted market prices of $4.58 per Mcf for Colorado Interstate Gas (“CIG”) gas and a quoted price of $4.66 for gas delivered to the Cheyenne Hub.  Using this pricing, and Storm Cat’s cash flow hedges of gas production in place at March 31, 2007, the full cost pool would have exceeded the above described ceiling amount by $2.8 million.

Subsequent to quarter end on April 25, 2007, the Company entered into additional cash flow hedges for 3,689,000 MMBtu of future production (see Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for additional discussion of the Company’s hedging activities). Additionally the average of CIG and Cheyenne pricing recovered to $5.57 per MCF.  As a result of the increased hedging and the recovery in CIG and Cheyenne pricing, the Company’s full cost pool is below the ceiling amount by $11.1 million and therefore no write down of its oil and gas property costs is required.

Decreases in market prices from current levels, as well as changes in production rates, levels of reserves, the evaluation of costs excluded from amortization, future development costs, and service costs could result in future ceiling test impairments.

Actual  future  production,  gas and oil prices,  revenues,  taxes,  development expenditures,  operating  expenses and  quantities  of  recoverable  gas and oil reserves most likely will vary from the  Company’s  estimates.  Any significant variance could materially affect the quantities and present value of the Company’s reserves. For example, a decrease in price of 10% would  result in a  decrease  in the Company’s March 31, 2007  present  value of future  net cash  flows of  approximately $2.0 million, inclusive of hedges.  In addition, the Company may adjust estimates of proved reserves to reflect production history, acquisitions, divestitures, ownership interest revisions, results of exploration  and  development  and prevailing gas and oil prices.  The Company’s reserves may also be susceptible to drainage by operators on adjacent properties.

Impairment of Long-lived Assets

The cost of the  Company’s  unproved  properties  is withheld from the depletion base as described  above,  until  such a time  as the  properties  are  either developed or abandoned.  These properties are reviewed periodically for possible impairment.

Capitalized Interest

Pursuant to Financial Accountant Standards Board (“FASB”) Statement No. 34, the Company is required to capitalize interest costs to natural gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion.  Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use.  $136,670 of interest cost was capitalized in the first quarter of 2007.  No interest was capitalized during the same period in 2006.

Capitalized Internal Costs

Prior to 2007, the Company capitalized certain internal costs including salaries, bonuses and stock-based compensation on a pro-rata basis for employees directly involved in capital projects.  In the first quarter of 2006, $0.3 million of internal costs were capitalized.  Beginning with the first quarter of 2007, Storm Cat discontinued the capitalization of internal costs, except for two employees with direct responsibility for the supervision of capital projects in the PRB.  The salaries of these employees were allocated to the properties based on a percentage of time spent on each capital project.

Revenue Recognition

The Company’s revenue is derived from the sale of gas from its producing wells. This revenue is recognized as income when the production is produced and sold.  The Company typically receives its payment for production sold one to three months subsequent to the month of the sale.  For this reason, the Company must estimate the revenue that has been earned but not yet received as of the reporting date.  The Company uses actual production reports to estimate the quantities sold and the CIG spot price, less marketing and transportation adjustments, to estimate the sales price of the production.  Variances between estimates and the actual amounts received are recorded in the month the payment is received.

Stock-based Compensation

Factors affecting stock-based compensation include estimates of when stock options might be exercised, the stock price volatility, forfeiture rates, and the model used to calculate value.  The timing for exercise of options is out of the Company’s control and will depend, among other things, upon a variety of factors including the market value of Company shares and the financial objectives of the holders of the options.  The Company calculates volatility using historical data; however, future volatility is inherently uncertain.  As of March 31, 2007 the Company assumed a cumulative forfeiture rate of 10.0% based on historical forfeitures of stock-based compensation grants. The Company uses the Black-Scholes model to calculate the value of stock-based compensation.  The Black-Scholes model a widely accepted mathematical model for valuing stock-based compensation, but is not the only model available.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation was effective January 1, 2006 for the Company.

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on the Company’s consolidated financial position and did not result in unrecognized tax liabilities or benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files tax returns in Canada and remains in a net operating loss position.  The Company is delinquent on filing its 2005 Canadian Tax return.  There are no penalties or interest because of the delinquency as no tax is owed.  The Company also files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002. The Company does, however, have prior year net operating losses which remain open for examination.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent   obligation   to  make  future   payments  or   otherwise   transfer consideration  under a  registration  payment  arrangement  should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”.  This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective January 1, 2006 for the Company.  The adoption of this FSP did not have a material impact on its financial position or results from operations.

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

Note 3.                             Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per share is calculated giving effect to the potential dilution that would occur if vested stock options and stock purchase warrants were exercised.  The dilutive effect of options and warrants is computed by application of the treasury stock method which assumes that proceeds from the exercise of in-the-money options and warrants would be used to repurchase common shares at average market prices during the period.  Diluted amounts are not presented when the effects of the computations are anti-dilutive due to net losses incurred.  Accordingly, there is no difference in the amounts presented for basic and diluted loss per share for the three months ended March 31, 2007 and 2006.  Listed below is a table showing both the basic and diluted shares outstanding at March 31, 2007 and 2006, respectively.

	March 31,	March 31,
Diluted Shares Outstanding	2007	2006
Shares outstanding	80,939,820	66,372,396
Options outstanding	4,500,000	4,900,000
Series A convertible shares outstanding	15,841,880	—
Series B convertible shares outstanding	27,059,829	—
Warrants outstanding	4,649,569	6,926,850
Total diluted shares outstanding	132,991,098	78,199,246

Note 4.                             Comprehensive Loss

Comprehensive loss consists of net loss, the effects of currency translation, and the unrealized loss on hedges.  Comprehensive loss for the three months ended March 31, 2007 and 2006, respectively, is as follows:

	Three Months Ended
Comprehensive Loss	March 31,
In Thousands	2007	2006
Net loss	$(1,350)	$(1,305)
Effects of currency translation	312	319
Unrealized loss on hedges	(1,591)	—
Total comprehensive loss	$(2,629)	$(986)

Note 5.                             Restricted Investments

Storm Cat was required to post performance bonds totaling $511,000 in connection with its operations in Wyoming.  The funds are held as insured interest bearing certificates of deposit at an interest rate of 2.5%, payable annually.

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

A reconciliation of the changes in the asset retirement obligation for the three months ended March 31, 2007 and 2006, respectively, is as follows:

Asset Retirement Obligation
Balance at December 31, 2006	$1,871,393
Additional liabilities incurred	43,579
Accretion expense	62,214
Balance at March 31, 2007	$1,977,186

Asset Retirement Obligation
Balance at December 31, 2005	$793,000
Additional liabilities incurred	57,500
Accretion expense	15,039
Balance at March 31, 2006	$865,539

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

The fair value of stock-based compensation is expensed, with a corresponding increase to contributed surplus.  Upon exercise of stock options, the consideration paid upon exercise is recorded as additional value of common shares, and the amount previously recognized in capital surplus is reclassified to common shares.

The Company has reserved a total of 10,000,000 shares in the aggregate for issuance under the terms of the Storm Cat Energy Corporation Amended and Restated Share Option Plan (the “Amended Option Plan”) and the Storm Cat Energy Corporation Restricted Share Unit Plan (the “Restricted Share Unit Plan”), both approved by the shareholders on June 27, 2006.  All options granted prior to the approval of the Amended Option Plan are included in the number of options covered under the Amended Option Plan.

A summary of the status of the options under the Amended Option Plan as of March 31, 2007 and changes during the three months then ended, is presented below:

Option Activity	Number of Shares	Weighted Average Exercise Price (1)
Options outstanding at December 31, 2006	5,470,000	$1.83
Options granted	—	—
Options exercised	500,000	$0.39
Options expired/cancelled	470,000	$1.54
Options outstanding at March 31, 2007	4,500,000	$2.03

Options exercisable at March 31, 2007	3,048,000	$1.71

(1) Exercise price is in Canadian dollars.

Note 8.                             Non-cash Items

Non-cash items excluded from the cash flow are capital accrual related to oil and gas asset additions and the associated liability.  These amounts totaled $5.3 million for the three-month period ended March 31, 2007 and zero for the same period in 2006.

Additionally, the Company reported subscriptions receivable related to its Series B Notes of $17.5 million as of March 31, 2007.

Note 9.                             Bank Credit Facility

Senior Credit Facility

On July 28, 2006, Storm Cat entered into a Credit Agreement, with JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the Lenders party thereto (the “U.S. Credit Agreement”).   Additionally, on July 28, 2006, Storm Cat entered into a Credit Agreement, with JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the Lenders party thereto (the “Canadian Credit Agreement” and together with the U.S. Credit Agreement, the “Credit Agreements”).  Pursuant to these Credit Agreements, the Company is permitted to borrow up to an aggregate principal amount of $250.0 million, to be allocated between them depending on the respective borrowing base under each such agreement.  The Credit Agreements were amended on January 30, 2007 pursuant to the First Amendment to Combined Credit Agreements (the “Amendment” and together with the Credit Agreements, the “Amended Credit Agreements”) to allow for subordinated debt and to amend the current ratio requirement.  A subsequent Letter

Agreement was entered into on February 16, 2007 which established the borrowing base at $20.0 million and adjusted the applicable interest rates until a re-determination on the Company’s reserves and borrowing base was conducted.

Interest on borrowings under the Amended Credit Agreements and under the Letter Agreement accrues at variable interest rates at either a Eurodollar rate or an alternate base rate, at the Company’s election.  On loans made under the U.S. Credit Agreement, the Eurodollar rate is calculated at LIBOR plus an applicable margin 2.75%.  The alternate base rate is calculated as (1) the greater of (a) the Prime Rate or (b) the Federal Funds Effective Rate plus 0.50%, plus (2) an applicable margin of 1.25%.  For loans made under the Canadian Credit Agreement, the Eurodollar rate is calculated at LIBOR plus an applicable margin of 2.75%.  Canadian Prime loans are the Canadian Prime Rate plus 1.25%. USBR Loans Rates are USBR plus 1.25% and the Bankers Acceptance Stamping Fee is 2.75%.  Storm Cat elects the basis of the interest rate at the time of each borrowing.  In addition, the Company is obligated to pay a commitment fee under the Amended Credit Agreements quarterly in arrears based on a percentage multiplied by the daily amount that the aggregate commitments exceed borrowings under the Amended Credit Agreements.  The commitment fee percentage is 0.50%.  Loans made under the Amended Credit Agreements are secured by mortgages on the Company’s natural gas properties and guaranteed by Storm Cat’s PRB assets.

The Amended Credit Agreements require the Company to comply with financial covenants as follows:  (1) a ratio of current assets to current liabilities (determined at the end of each quarter) of not less than 1:1 beginning March 31, 2007;  and (2) a ratio of total funded debt to EBITDA (as such terms are defined in the Amended Credit Agreement) for the most recent quarter, annualized, not to be greater than 5:1 for the fiscal quarter ending December 31, 2006, 3.5:1 fiscal quarter ending March 31, 2007, and 3:1 for each subsequent quarter.  Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets.  The current assets to current liabilities ratio goes into effect March 31, 2007.  The Company was in non-compliance of the EBITDA covenant as of December 31, 2006.  A temporary waiver was obtained from JPMorgan for the quarter ended December 31, 2006 and, JPMorgan agreed not to test the quarter ended March 31, 2007.  Pursuant to the provisions of the Emerging Issues Task Force (“EITF”) No. 86-30, Classifications of Obligations When a Violation is Waived by the Creditor, the Company projected future compliance with existing covenants and concluded that compliance with the same covenants at the next quarterly measurement date was probable.  The temporary waiver required the Company to complete the Amendment.

The Amendment allowed the Company to move forward with its offering of subordinated convertible debt and permitted the issuance of (a) the Series A Convertible Subordinated Notes due March 31, 2012 (the “Series A Notes”), and (b) the Series B Convertible Notes due March 31, 2012 (the “Series B Notes”), in an aggregate principal amount not to exceed $50.2 million, a portion of the proceeds of which shall be used to repay in full the  indebtedness evidenced by the Bridge Facility (as defined below), and which indebtedness (i) has a coupon rate of not greater than 9.25%, (ii) has a due date not earlier than March 31, 2012, (iii) is not subject to negative covenants, financial covenants or events of default (or other provisions which have the same effect as negative covenants, financial covenants or events of default) which have not been approved by the Global Administrative Agent, and (iv) is subordinated to the obligations on terms acceptable to the Global Administrative Agent, including, without limitation, pursuant to the terms of the Subordination Agreement.

The Company intends to enter into a Second Amendment to the Credit Agreement with JPMorgan.  All the principal terms have been agreed upon and it is contemplated that the Second Amendment will be finalized early May 2007.  Under the terms of the Second Amendment, the borrowing base of the Company is increased to $35.0 million of which $20.0 million is conforming.  The interest on borrowing of the $35.0 million global borrowing base assuming 100% utilization are LIBOR plus 2.0% for Eurodollar loans, prime plus 1.0% for US dollar loans.  A 0.50% commitment fee applies to unused portions of the $35.0 million dollar Global Borrowing Base.  On March 31, 2008, the Global Borrowing Base must equal the Conforming Borrowing Base.  As a requirement to entering the Second Amendment, the Company is required to hedge 80% of is current proved developed producing production as determined on January 1, 2007 for a term of three years.

As of March 31, 2007, the Company had $19.2 million outstanding on its bank credit facility.  The facility was paid down by $10.0 million on April 10, 2007, leaving a balance outstanding of $9.2 million subsequent to quarter-end.  At the time of the filing of this report, the Company had approximately $25.0 million available to borrow on the bank credit facility after taking into account a $0.8 million letter of credit secured by the line.

Bridge Credit Facility

On August 29, 2006, Storm Cat entered into an amendment (the “First Amendment”) to the U.S. Credit Agreement to obtain a secured bridge note of U.S. $15.0 million (the “Bridge Facility”) to help fund the PRB acquisition.  On September 27, 2006, the Company used proceeds from an equity financing transaction and paid down $7.5 million under the Bridge Facility leaving a balance of $7.5 million outstanding at the end of the third quarter.  The Company paid $0.9 million in fees to JPMorgan associated with the Bridge Facility ($0.8 million for an up-front fee and $0.1 million for a structuring fee).  The fees were recorded as deferred financing costs in the accompanying financial statements and were amortized through January 31, 2007, at which time the Company paid off the Bridge Facility in full.

Note 10.                       Convertible Notes

On January 19, 2007, Storm Cat entered into a Series A Note Purchase Agreement for the private placement of the Series A Notes in a total aggregate principal amount of $18.5 million and a Series B Note Purchase Agreement for the private placement the Series B Notes in a total aggregate principal amount of $31.7 million.  The Series A Notes and the Series B Notes are convertible into Storm Cat common shares at a price of $1.17 per share, as may be adjusted in accordance with the terms of the Series A Notes or the Series B Notes (as applicable), and the Company may force the conversion of the Series A Notes or the Series B Notes (as applicable) at any time 18 months after the closing date of the applicable issuance that its common shares trade above $2.05, as may be adjusted, for 20 days within a period of 30 consecutive trading days.

On January 30, 2007, Storm Cat closed the private placement of Series A Notes to qualified institutional investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended, and exemptions from Canadian prospectus and registration requirements under National Instrument 45-106.  The Series A Notes will mature on March 31, 2012, unless earlier converted, redeemed or repurchased.  The Series A Notes bear interest at a rate of 9.25% per annum, commencing on January 30, 2007.  Interest on the Series A Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2007.

In Canada, any shares issued on conversion of the Series A Notes are subject to a four month hold period and may not be traded before May 31, 2007 unless permitted under applicable securities legislation and the rules of the Toronto Stock Exchange.

On March 30, 2007, Storm Cat closed on $31.7 million of Series B Notes to qualified institutional investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended, and exemptions from Canadian prospectus and registration requirements under National Instrument 45-106. The Series B Notes will mature on March 31, 2012, unless earlier converted, redeemed or repurchased.  The Series B Notes bear interest at a rate of 9.25% per annum, commencing on March 30, 2007.  Interest on the Series A Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2007. In April 2007, the Company collected $17.4 million in proceeds on the subscription receivable on its Series B Notes.

In Canada, any shares issued on conversion of the Series B Notes are also subject to a four month hold period and may not be traded before July 31, 2007 unless permitted under applicable securities legislation and the rules of the Toronto Stock Exchange.

As part of the private placements, the Company entered into a registration rights agreement with the investors requiring the Company to file with the SEC registration statements covering the common shares issuable upon conversion of the Series A Notes and the Series B Notes.  Under the terms of the Series A and B registration rights agreement, the Company has thirty days from the day of closing the transaction to file a Form S-1 registration statement with the SEC.  The Company has fulfilled this obligation with respect to both the Series A and B Notes.  Since the SEC is under full review of the Form S-1 for the Series A Notes, the Company has 150 days from the date of closing of the Series A Notes or until June 29, 2007 to have the Form S-1 registration statement declared effective or pay liquidated damages in the amount of 1.0% of the aggregate purchase price per month ($185,350) to a maximum of 10.0% of the aggregate purchase price ($1,853,500).  With respects to the Series B Notes, the registration of shares was filed as an amendment to the S-1 registration agreement filed for the Series A Notes on April 30, 2007.  Should this amended Form S-1 registration statement not be declared effective by June 29, 2007, the Company will have to pay 1.0% of the aggregate purchase price per month ($316,600) to a maximum of 10.0% of the aggregate purchase price on the Series B Notes ($3,166,000) in addition to the liquidated damages on the Series A Notes.  Liquidated damages can, at the option of the Company, be paid in cash or in fully paid and non-assessable common shares if all equity conditions outlined in the Form S-1 registration statement are met.

Further detail of the agreement between the Company and the Series A and B Note holders is disclosed in three separate Forms 8-K filed by the Company on January 25, February 5, and April 5, 2007.

Note 11.                       Derivative Financial Instruments

Oil and Gas Commodity Hedges

The table below summarizes derivative instrument gain (loss) activity:

Derivative Instrument Gain (Loss) Activity	Three Months Ended March 31,
In Thousands	2007	2006
Derivative contract settlements realized in oil and gas hedge gain (loss)	$425	$—
Derivative contracts included in unrealized derivative gain (loss)	(1,591)	—
Total derivative instrument gain (loss)	$(1,166)	$—

To mitigate a portion of the potential exposure to adverse market changes, the Company has entered into various derivative contracts.  As of March 31, 2007, the Company had hedge contracts in place through August 2009 for a total of approximately 4,146,700 MMBtu of anticipated production.  As of April 24, 2007, the Company had 3,689,000 MMBtu of additional hedge contracts in place through April 2010, for a total of approximately 7,835,700.  The Company anticipates that all forecasted transactions will occur by the end of their originally specified periods.  All contracts are entered into for other than trading purposes.

As of March 31, 2007, all natural gas derivative instruments qualified as cash flow hedges for accounting purposes.  The estimated fair value of natural gas derivative contracts designated and qualifying as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), was an unrealized loss of $1.59 million for the period ending March 31, 2007.  (No hedges were in place during the first quarter of  2006).  The inception-to-date estimated fair value natural gas derivative contracts designated and qualifying as cash flow hedges at March 31, 2007 was $1.86 million; $0.07 million of which was classified as a long-term liability, and $1.93 million of which was classified as a short-term asset.

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

Note 12.                       Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies, primarily through its operations in Canada. The Company monitors this exposure but has not entered into any hedging arrangements to protect itself from currency fluctuations.  As of March 31, 2007, $6.5 million U.S. dollar equivalent, or approximately 97% of the Company’s cash, was held in Canadian dollars. Canadian dollars were converted to U.S. Dollars as of March 31, 2007 at $0.8655 as found on www.oanda.com/convert/fxhistory.

Note 13.                       Commitments and Contingencies

Operating Leases

The Company leases 8,802 square feet of administrative office space in the United States and 5,495 square feet of administrative office space in Canada under operating lease arrangements through November 30, 2009 and March 31, 2010, respectively.  A summary of future minimum lease payments under the non cancelable operating leases as of March 31, 2007 is as follows:

United States Operating Leases
Year Ending December 31, 2007	$115,710
Year Ending December 31, 2008	156,419
Year Ending December 31, 2009	145,233
Total U.S. operating lease obligation	$417,362

Commitments relative to Canadian leases are stated in U.S. Dollars utilizing the current average exchange rate for the period ending March 31, 2007 as reported by Oanda.com historical currency exchange rates.  The rate used for conversion and applied to the future minimum lease payments is $0.85365).

Canadian Operating Leases
Year Ending December 31, 2007	$82,641
Year Ending December 31, 2008	110,736
Year Ending December 31, 2009	110,736
Year Ending December 31, 2010	27,684
Total Canadian operating lease obligation	$331,797

Additionally, Storm Cat has a potential contingent liability estimated at $100,000 relating to the dissolution of its Mongolian corporate entity.  The assets the Company held in Mongolia were fully impaired in 2005.  Further investigation is necessary in order to determine whether or not this payment will be required.

Firm Transportation Commitments

The Company has a firm transportation agreement with an unaffiliated third party in place through April 11, 2013 to transport gas from Cheyenne Plains to ANR PEPL (Oklahoma).  The agreement calls for the Company to pay $0.34 per Dth on 2,000 Dth/D or approximately $20,000 per month.  The firm commitment payment is offset by any gathering charges for volumes shipped on the Cheyenne Plains pipeline to the ANR PEPL (Oklahoma) delivery hub.  Storm Cat has sold its 2,000 Dth/D capacity commitment for a period of sixteen months (from November 2006 through February 2008) at the full rate and volume commitment.

The Company also has a firm transportation agreement with an unaffiliated third party that expires November 30, 2013.  The agreement requires the Company to pay $0.15 per Dth on 100% load basis of 4,000 Dth/D.  Gas is received at Glenrock and delivered to the Dullknife hub.  The Company is currently meeting its volume commitment relative to this agreement.

Note 14.                       Differences Between Canadian and United States Accounting Principles

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

b)                                     Stock-based Compensation

The Company grants stock options at exercise prices equal to the fair market value of the Company’s common shares at the date of the grant.  Under SFAS No. 123® the Company had accounted for its employee stock options under the fair value method.  The fair value is determined using an option pricing model that takes into account the share price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying common shares and the expected dividends, and the risk-free interest rate over the expected life of the option.

As a result of the new recommendations of the Canadian Institute of Chartered Accountants regarding accounting for stock-based compensation, there is no difference between Canadian GAAP and U.S. GAAP for the three months ended March 31, 2007.

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

For U.S. GAAP purposes, future net cash flows from proved reserves using period-end, non-escalated prices and costs, are discounted to present value at 10% per annum and compared to the carrying value of oil and gas properties.  The Company performed a ceiling test in accordance with U.S. GAAP and determined that an impairment would not be required because gas prices had recovered since March 31, 2007 (see Note 2 “Summary of Significant Accounting Policies — Oil and Gas Reserves” for further details).

d)                                     Comprehensive Loss

U.S. GAAP requires disclosure of comprehensive loss which, for the Company, is net loss under U.S. GAAP plus the change in cumulative translation adjustment under U.S. GAAP.  Also included is the unrealized gain or loss on future volumes Storm Cat has hedged.  As of March 31, 2007, the Company had an average of 4,696 MMBtu’s per day hedged through August 2009. On April 24, 2007, the Company added additional hedges which increased this average to 6,965 MMBtu’s per day hedged through April 2010.  This results in a current difference between U.S. and Canadian GAAP in that such amounts are recognized as income or loss on a current basis in the statement of operations under Canadian GAAP.

The concept of comprehensive loss did not come into effect until fiscal years beginning on or after October 1, 2006 for Canadian GAAP.  Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.

e)                                      Flow-through Shares

U.S. GAAP requires the stated capital on flow-through share issuances to be equal to the estimated fair market value of the shares on the date of issue.  The difference between the gross proceeds received on the issuance of the shares and the estimated fair market value of the shares is recorded as a liability (the “Premium”) until the renunciation of expenditures has occurred. The Company issued 6,172,839 flow-through share units on September 27, 2006.  The Premium on flow-through share liability related to these share units is $2,086,233.  The March 31, 2007 liability outstanding related to these shares is $147,000.

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

The impact of the above on the financial statements is as follows:

Income Statement	Three Months Ended March 31,
dollars in thousands, except per share	2007	2006
Net loss for the year per U.S. GAAP	$(1,350)	$(1,305)
Recovery of future income tax asset	(1,095)	—
Adjustment for tax effects of flow-through share liability	1,793	—
Adjustments for foreign exchange gain (loss)	(1,017)	319
Net loss for the year per Canadian GAAP	$(1,669)	$(986)
Basic and diluted loss per share per Canadian GAAP	$(0.02)	$(0.01)
Weighted average number of shares outstanding per U.S. GAAP	80,498,487	66,013,392

Balance Sheet	March 31,	March 31,
dollars in thousands	2007	2006
Total assets per U.S. GAAP	$139,019	$52,828
Total assets per Canadian GAAP	$139,019	$52,828

Total liabilities per U.S. GAAP	79,459	7,938
Adjustment for flow-through share liability	(147)	(58)
Total liabilities per Canadian GAAP	$79,312	$7,880

Stockholders’ Equity	March 31,	March 31,
dollars in thousands	2007	2006
Deficit, end of the year, per U.S. GAAP	$(17,973)	$(11,067)
Recovery of future income tax asset	(1,095)	—
Cumulative foreign exchange adjustment	739	470
Adjustment for tax effects of flow-through share liability	1,793	—
Deficit, end of the year, per Canadian GAAP	(16,536)	(10,597)

Recovery of future income tax asset	1,095	—
Adjustment for flow-through share liability	147	58
Unrealized gain on hedges	1,859	—
Adjustment for tax effects of flow-through share liability	(1,793)	(470)
Share capital, share subscriptions and contributed surplus per Canadian and U.S. GAAP	74,935	55,958
Stockholders’ equity per Canadian GAAP	$59,707	$44,949
Stockholders’ equity per U.S. GAAP	$59,560	$44,891

Cash Flow Statement	Three Months Ended March 31,
dollars in thousands	2007	2006
Cash flows used in operating activities per U.S. GAAP	$(2,602)	$(6,197)
Recovery of future income tax asset	1,095	—
Cash flows used in operating activities per Canadian GAAP	(1,507)	(6,197)

Cash flows from financing activities per U.S. GAAP	26,131	1,669
Recovery of future income tax asset	(1,095)	—
Cash flows from financing activities per Canadian GAAP	25,036	1,669

Cash flows from investing activities per U.S. GAAP	(21,079)	(3,732)
Effect of foreign exchange on cash flows	(1,017)	319
Cash flows from investing activities per Canadian GAAP	(22,096)	(3,413)

Increase (decrease) in cash per U.S. GAAP and Canadian GAAP	$1,433	$(7,941)

Note 15.                       Subsequent Events

Effective April 9, 2007, J. Scott Zimmerman resigned as President and Chief Executive Officer of Storm Cat.  Keith Knapstad, the Company’s Chief Operating Officer, has assumed the duties of President and CEO until further notice.

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

CAUTION REGARDING FORWARD LOOKING STATEMENTS

This publication contains certain “forward-looking statements”, as defined in the United States Private Securities Litigation Reform Act of 1995, and within the meaning of Canadian securities legislation, relating to matters such as the Company’s drilling and other exploration plans and projected well economics. Forward-looking statements are statements that are not historical facts; they are generally, but not always, identified by the words “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” “projects,” “aims,” “potential,” “goal,” “objective,” “prospective,” and similar expressions, or that events or conditions “will,” “would,” “may,” “can,” “could” or “should” occur. Forward-looking statements are based on the beliefs, estimates and opinions of Storm Cat’s management on the date the statements are made; including production and reserve estimates, and potential benefits to Storm Cat of such acquisitions, and they involve a number of risks and uncertainties. Consequently, there can be no assurances that such statements will prove to be accurate and actual results and future events could differ materially from those anticipated in such statements. Storm Cat undertakes no obligation to update these forward-looking statements if management’s beliefs, estimates or opinions, or other factors, should change. Factors that could cause future results to differ materially from those anticipated in these forward-looking statements include, but are not limited to receipt of necessary approval from regulatory bodies, the failure to achieve the anticipated benefits of the acquisition, the failure to close the acquisition, the volatility of natural gas prices, the possibility that exploration efforts will not yield economically recoverable quantities of gas, accidents and other risks associated with gas exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, and the other risk factors discussed in greater detail in the Company’s various filings on SEDAR (www.sedar.com) with Canadian securities regulators and its filings with the U.S. Securities and Exchange Commission (www.sec.gov), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Overview

Storm Cat is an independent oil and gas company focused on the pursuit, exploration and development of large unconventional gas reserves from fractured shales, coal beds and tight sand formations. The Company has producing properties in Wyoming’s Powder River Basin (“PRB”), exploration and development acreage in Canada, Arkansas and Alaska. Storm Cat continues to execute on its long-term strategy of growth through continued development and the acquisition of prospective acreage that exploits the abilities of the Company’s technical team.

Storm Cat achieved the operational goals that it targeted for the first quarter of 2007. Net proved reserves were 25.0 Bcf for year-end 2006 as evaluated by Netherland Sewell and Associates, Inc.. Net production increased from 8.0 Mmcf/d year-end 2006 to 8.5 Mmcf/d at March 31, 2007. The Company plans to continue advancement in the PRB, adding approximately 150 wells during 2007, begin drilling activities in the Fayetteville Shale in Arkansas in the summer of 2007, and maintain the progression of the Elk Valley play, currently in it de-watering phase.

Storm Cat produced 0.666 Bcf in the first three months of 2007 compared with  0.225 Bcf during the same period in 2006. The Company drilled 21 gross wells in the first quarter of 2007 of which 20 were drilled in the PRB. Finding and development costs, which includes drilling and completion activities, in the PRB total approximately $1.20 per Mcf to date. Total project capital expenditures during the first quarter of 2007 were approximately $9.0 million. The Company has identified over 350 drilling locations remaining on its PRB acreage. The other three focus areas, if successful, will more than double the number of drilling locations providing Storm Cat ample opportunity to grow through drilling.

Storm Cat is in the process of setting its operational goals for the remainder of 2007.  The Company plans on maintaining focus on its four key areas: the PRB, Fayetteville Shale, Elk Valley, and Alberta. Management expects production and proved reserves in the PRB to continue to grow throughout the year. The Company plans to establish year end 2007 reserves in the Fayetteville Shale through drill bit success on its acreage. The dewatering results from the Elk Valley wells should provide management with data to determine the progress of the drilling and completion program by fourth quarter of 2007. Storm Cat’s technical team will target conventional prospects that merge unconventional opportunities on the Company’s Mannville and Horseshoe Canyon acreage in Alberta and make a decision regarding further development at year end.

To finance its activity in 2007, Storm Cat closed on a its Series A Subordinated Convertible Notes due March 31, 2012 (the “Series A Notes”) on January 30, 2007, and closed on its Series B Subordinated Convertible Notes due March 31, 2012 (the “Series B Notes”) on March 30, 2007. The Series A Notes provided the Company with $18.5 million in the first quarter of 2007. Part of the proceeds were used to repay the remaining $7.5 million bridge financing to JPMorgan. The Series B Notes added an additional $31.7 million of capital. The Company also has hedged approximately 80% of its year-end 2006 proven developed production forecast.  Please see Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion about the Company’s cash flow hedges.

2007 Activity in the Powder River Basin

At December 31, 2006, Storm Cat had operational control of approximately 41,730 gross acres and 31,905 net acres. At year-end the Company was operating 277 wells and owned a working interest percentage in 41 additional non-operated wells. For the full year of 2006, 86 wells were drilled and completed.  At year-end 2006, the PRB exit-rate production was 15 MMcf/d gross and 8 MMcf/d net.

During the first quarter 2007 the Company drilled 20 wells and currently has 338 total wells, of which 297 are Company operated.  Production from the PRB at March 31, 2007 was 16.663 MMcf/d gross and 8.45 MMcf/d net.  The Company plans to add approximately 150 wells in the PRB in 2007.  PRB production currently comprises 100% of Storm Cat’s production.

2007 Activity in the Fayetteville Shale Area of Arkansas

In the Arkoma Basin’s Fayetteville Shale play in Arkansas, the Company owns or controls 20,051 gross and 13,982 net acres at December 31, 2006. Storm Cat plans to commence drilling on the first of four to six net wells in the Fayetteville Shale beginning mid-year 2007.  The Company has completed integration hearings with the Arkansas Oil & Gas Commission and is in the process of staking well locations and finalizing selection of a drilling contractor.

Currently Storm Cat is participating in 15 (non-operated) Fayetteville Shale wells where it owns between a 1% and 8% working interest. These wells are at various stages of planning, drilling, completion or production.

2007 Activity in British Columbia, Canada (Elk Valley)

In Elk Valley, British Columbia, Storm Cat has approximately 77,775 gross and net acres on an unconventional natural gas prospect. During 2006, the Company drilled and completed five wells in Elk Valley. These wells are currently on production and are in the de-watering stage. The Company has been encouraged by initial production rates and expects to have determinative results from these wells during the fourth quarter 2007.

2007 Activity in Alberta, Canada (Western Canadian Sedimentary Basin)

In the Western Canadian Sedimentary Basin of Alberta, Canada, Storm Cat owned or controlled approximately 19,693 gross acres and 17,453 net acres at December 31, 2006. Efforts have been focused on evaluating the economic potential of the Horseshoe Canyon and Mannville Coals.  In 2006, five gross wells were drilled. This total includes two wells drilled at no cost to the Company through a farm out of its interest in two sections of land.

In 2007, the Company will explore conventional prospects that also present unconventional opportunities.  Storm Cat will make a decision regarding ongoing development in Alberta at year end 2007.

2007 Activity in Alaska

The Company has an 89.5% net revenue interest in 11,782 gross and net acres and an 87.5% net revenue interest in 12,723 gross and net acres in the Cook Inlet region of Alaska.  Storm Cat drilled one well in this area in 2006.  The Company is in the process of evaluating completion potential and costs based upon equipment availability.

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

Please see “Risk Factors” under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for more information about these risks and others.

Storm Cat has taken the following steps to mitigate the business challenges it faces:

•                  The Company actively manages its exposure to commodity price fluctuations by hedging meaningful portions of expected production through the use of derivatives. Detailed hedging policy and procedures are outlined in the Company’s Hedging Policy.

•                  Storm Cat has a multi-year inventory of drilling locations associated with its CBM and shale assets, allowing it the opportunity to grow reserves and replace and expand production organically.

•                  The Company has put in place a Delegation of Authority policy outlining the hierarchy of authorization for expenditures and commitments and to provide checks and balances.

•                  A comprehensive Authorization for Expenditure policy allows for the tracking of all significant capital expenditures so that budget to actual integrity can be monitored and maintained.

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

2007 Capital Budget

Storm Cat’s Board of Directors approved a $40.0 million capital expenditure program for 2007.   The 2007 capital budget includes $20.0 million for drilling approximately 150 wells in the PRB; $10.0 million to initiate Storm Cat operated development wells in the Fayetteville Shale; $4.0 million in Elk Valley to maintain de-watering operations and operate existing production; and $6.0 million in Alberta for drilling and completion activities. The $40.0 million capital budget will be funded through cash flow from operations and cash on hand augmented in part by the existing $35.0 million reserve-based revolving line of credit with JPMorgan in conjunction with the Company’s recent $50.2 million subordinated debt financing.

The 2007 capital budget may be revised based on drilling rig and oilfield service availability drilling results, operational developments, unanticipated transaction opportunities, market conditions and commodity price fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had approximately $22.5 million of working capital, which is sufficient to cover all of its short-term obligations.  Long-term obligations include the Company’s Senior and Subordinated Notes, currently at $70.0 million.  To meet its long-term obligations, the Company will need to generate internal cash flow or will have to look to equity or debt markets for capital.

Repayment of these obligations through growth in cash flow depends upon the successful development of Storm Cat’s natural gas reserves.  There is no guarantee that the Company will be successful in developing its reserves or that natural gas prices will remain at a level that makes these assets economically viable. The Company has entered into financial hedges to protect its cash flow (see Note 11 “Derivative Financial Instruments” for further information); however, as additional gas production is developed and hedges expire, the Company’s cash flow will be subject to changes in commodity prices.

The Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, the Company’s liquidity either materially increasing or decreasing at present or in the foreseeable future. Material increases or decreases in the Company’s liquidity are substantially determined by the cash flow from natural gas production at the Company’s producing projects, the success or failure of the Company’s exploration programs, and any future acquisition of new project interests.

The following table summarizes the Company’s sources and uses of cash for the three months ended March 31, 2007 and 2006, respectively.

	Three Months Ended
Sources and Uses of Cash	March 31,
In Thousands	2007	2006
Net cash used in operations	$(2,602)	$(6,197)
Net cash used in investing activities	(21,079)	(3,732)
Net cash provided by financing activities	26,131	1,669
Effect of exchange rate changes on cash	(1,017)	319
Net cash flow	$1,433	$(7,941)

The increase in cash used in operations from the first quarter of 2006 to the first quarter of 2007 is primarily due to changes in operating working capital.  The significant increase in investing activities between periods related primarily to the Company’s development and exploration activities. After the first quarter of 2006, the Company also completed several acquisitions of acreage and additional working interests in producing wells.  The largest single acquisition in 2006 was for $30.7 million in the PRB.

Working Capital

At December 31, 2006 Storm Cat’s current liabilities of approximately $29.1 million exceeded its current assets of $13.5 million resulting in a working capital deficit of $15.6 million.  This compares to a working capital surplus of $22.5 million as of March 31, 2007.  The working capital surplus in 2007 is directly attributable to the net proceeds received from the sale of the Series A and Series B Convertible Notes.

Liquidity Indicators	March 31,	December 31,
In Thousands	2007	2006
Accumulated deficit	$17,973	$16,623
Working capital	$22,456	$(15,594)

Bank Credit Facility

Senior Credit Facility

On July 28, 2006, Storm Cat entered into a Credit Agreement, with JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the Lenders party thereto (the “U.S. Credit Agreement”).   Additionally, on July 28, 2006, Storm Cat entered into a Credit Agreement, with JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the Lenders party thereto (the “Canadian Credit Agreement” and together with the U.S. Credit Agreement, the “Credit Agreements”).  Pursuant to these Credit Agreements, the Company is permitted to borrow up to an aggregate principal amount of $250.0 million, to be allocated between them depending on the respective borrowing base under each such agreement.  The Credit Agreements were amended on January 30, 2007 pursuant to the First Amendment to Combined Credit Agreements (the “Amendment” and together with the Credit Agreements, the “Amended Credit Agreements”) to allow for subordinated debt and to amend the current ratio requirement.  A subsequent Letter Agreement was entered into on February 16, 2007 which established the borrowing base at $20.0 million and adjusted the applicable interest rates until a re-determination on the Company’s reserves and borrowing base was conducted.

Interest on borrowings under the Amended Credit Agreements and under the Letter Agreement accrues at variable interest rates at either a Eurodollar rate or an alternate base rate, at the Company’s election.  On loans made under the U.S. Credit Agreement, the Eurodollar rate is calculated at LIBOR plus an applicable margin 2.75%.  The alternate base rate is calculated as (1) the greater of (a) the Prime Rate or (b) the Federal Funds Effective Rate plus 0.50%, plus (2) an applicable margin of 1.25%.  For loans made under the Canadian Credit Agreement, the Eurodollar rate is calculated at LIBOR plus an applicable margin of 2.75%.  Canadian Prime loans are the Canadian Prime Rate plus 1.25%. USBR Loans Rates are USBR plus 1.25% and the Bankers Acceptance Stamping Fee is 2.75%.  Storm Cat elects the basis of the interest rate at the time of each borrowing.  In addition, the Company is obligated to pay a commitment fee under the Amended Credit Agreements quarterly in arrears based on a percentage multiplied by the daily amount that the aggregate commitments exceed borrowings under the Amended Credit Agreements.  The commitment fee percentage is 0.50%.  Loans made under the Amended Credit Agreements are secured by mortgages on the Company’s natural gas properties and guaranteed by Storm Cat’s PRB assets.

The Amended Credit Agreements require the Company to comply with financial covenants as follows:  (1) a ratio of current assets to current liabilities (determined at the end of each quarter) of not less than 1:1 beginning March 31, 2007;  and (2) a ratio of total funded debt to EBITDA (as such terms are defined in the Amended Credit Agreement) for the most recent quarter, annualized, not to be greater than 5:1 for the fiscal quarter ending December 31, 2006, 3.5:1 fiscal quarter ending March 31, 2007, and 3:1 for each subsequent quarter.  Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets.  The current assets to current liabilities ratio goes into effect March 31, 2007.  The Company was in non-compliance of the EBITDA covenant as of December 31, 2006.  A temporary waiver was obtained from JPMorgan for the quarter ended December 31, 2006 and, JPMorgan agreed not to test the quarter ended March 31, 2007.  Pursuant to the provisions of the Emerging Issues Task Force (“EITF”) No. 86-30, Classifications of Obligations When a Violation is Waived by the Creditor, the Company projected future compliance with existing covenants and concluded that compliance with the same covenants at the next quarterly measurement date was probable.  The temporary waiver required the Company to complete the Amendment.

The Amendment allowed the Company to move forward with its offering of subordinated convertible debt and permitted the issuance of (a) the Series A Convertible Subordinated Notes due March 31, 2012 (the “Series A Notes”), and (b) the Series B Convertible Notes due March 31, 2012 (the “Series B Notes”), in an aggregate principal amount not to exceed $50.2 million, a portion of the proceeds of which shall be used to repay in full the  indebtedness evidenced by the Bridge Facility (as defined below), and which indebtedness (i) has a coupon rate of not greater than 9.25%, (ii) has a due date not earlier than

March 31, 2012, (iii) is not subject to negative covenants, financial covenants or events of default (or other provisions which have the same effect as negative covenants, financial covenants or events of default) which have not been approved by the Global Administrative Agent, and (iv) is subordinated to the obligations on terms acceptable to the Global Administrative Agent, including, without limitation, pursuant to the terms of the Subordination Agreement.

The Company intends to enter into a Second Amendment to the Credit Agreement with JPMorgan.  All the principal terms have been agreed upon and it is contemplated that the Second Amendment will be finalized early May 2007.  Under the terms of the Second Amendment, the borrowing base of the Company is increased to $35.0 million of which $20.0 million is conforming.  The interest on borrowing of the $35.0 million global borrowing base assuming 100% utilization are LIBOR plus 2.0% for Eurodollar loans, prime plus 1.0% for U.S. dollar loans.  A 0.50% commitment fee applies to unused portions of the $35.0 million dollar Global Borrowing Base.  On March 31, 2008, the Global Borrowing Base must equal the Conforming Borrowing Base.  As a requirement to entering the Second Amendment, the Company is required to hedge 80% of is current proved developed producing production as determined on January 1, 2007 for a term of three years.

As of March 31, 2007, the Company had $19.2 million outstanding on its bank credit facility.  The facility was paid down by $10.0 million on April 10, 2007, leaving a balance outstanding of $9.2 million.  At the time of the filing of this report, the Company had approximately $25.0 million available to borrow on the bank credit facility after taking into account a $0.8 million letter of credit secured by the line.

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

Convertible Notes

On January 19, 2007, Storm Cat entered into a Series A Note Purchase Agreement for the private placement of the Series A Notes in a total aggregate principal amount of $18.5 million and a Series B Note Purchase Agreement for the private placement the Series B Notes in a total aggregate principal amount of $31.7 million.  The Series A Notes and the Series B Notes are convertible into Storm Cat common shares at a price of $1.17 per share, as may be adjusted in accordance with the terms of the Series A Notes or the Series B Notes (as applicable), and the Company may force the conversion of the Series A Notes or the Series B Notes (as applicable) at any time 18 months after the closing date of the applicable issuance that its common shares trade above $2.05, as may be adjusted, for 20 days within a period of 30 consecutive trading days.

On January 30, 2007, Storm Cat closed the private placement of Series A Notes to qualified institutional investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended, and exemptions from Canadian prospectus and registration requirements under National Instrument 45-106.  The Series A Notes will mature on March 31, 2012, unless earlier converted, redeemed or repurchased.  The Series A Notes bear interest at a rate of 9.25% per annum, commencing on January 30, 2007.  Interest on the Series A Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2007.

In Canada, any shares issued on conversion of the Series A Notes are subject to a four month hold period and may not be traded before May 31, 2007 unless permitted under applicable securities legislation and the rules of the Toronto Stock Exchange.

On March 30, 2007, Storm Cat closed on $31.7 million of Series B Notes to qualified institutional investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended, and exemptions from Canadian prospectus and registration requirements under National Instrument 45-106. The Series B Notes will mature on March 31, 2012, unless earlier converted, redeemed or repurchased.  The Series B Notes bear interest at a rate of 9.25% per annum, commencing on March 30, 2007.  Interest on the Series A Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2007.

In Canada, any shares issued on conversion of the Series B Notes are also subject to a four month hold period and may not be traded before July 31, 2007 unless permitted under applicable securities legislation and the rules of the Toronto Stock Exchange.

As part of the private placements, the Company entered into a registration rights agreement with the investors requiring the Company to file with the SEC registration statements covering the common shares issuable upon conversion of the Series A Notes and the Series B Notes.  Under the terms of the Series A and B registration rights agreement, the Company has thirty days from the day of closing the transaction to file a Form S-1 registration statement with the SEC.  The Company has fulfilled this obligation with respect to both the Series A and B Notes.  Since the SEC is under full review of the Form S-1 for the Series A Notes, the Company has 150 days from the date of closing of the Series A Notes or until June 29, 2007 to have the Form S-1 registration statement declared effective or pay liquidated damages in the amount of 1.0% of the aggregate purchase price per month ($185,350) to a maximum of 10.0% of the aggregate purchase price ($1,853,500).  With respects to the Series B Notes, the registration of shares was filed as an amendment to the S-1 registration agreement filed for the Series A Notes on April 30, 2007.  Should this amended Form S-1 registration statement not be declared effective by June 29, 2007, the Company will have to pay 1.0% of the aggregate purchase price per month ($316,600) to a maximum of 10.0% of the aggregate purchase price on the Series B Notes ($3,166,000) in addition to the liquidated damages on the Series A Notes.  Liquidated damages can, at the option of the Company, be paid in cash or in fully paid and non-assessable common shares if all equity conditions outlined in the Form S-1 registration statement are met.

Further detail of the agreement between the Company and the Series A and B Notes holders is disclosed in three separate Forms 8-K filed by the Company on January 25, February 5, and April 5, 2007.

Additional Financing

The Company is constantly investigating participation opportunities in additional exploration and development projects.  If new project interests are acquired, the Company will require additional funds for acquisition and exploration and/or development of these new projects.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2007, the off-balance sheet arrangements and transactions that Storm Cat has entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Recent Developments

Effective April 9, 2007, J. Scott Zimmerman resigned as President and Chief Executive Officer of Storm Cat.  Keith Knapstad, the Company’s Chief Operating Officer has assumed the duties of President and CEO until further notice.

Results of Operations

Comparative Results of Operations for the Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
Selected Operating Data:
Net Sales Volume:
Natural gas (MMcf)	665.5	225.4

Oil and Gas Sales (In Thousands)
Natural gas	$3,912	$1,279

Average Sales Prices:
Natural gas (per Mcf)	$5.88	$5.67

Additional Data (per Mcf):
Gathering and transportation	$0.84	$1.45
Lease operating expenses	$0.86	$1.51
Ad valorem and property taxes	$0.49	$0.86
Depreciation, depletion and amortization	$2.45	$2.17
General and administrative, net of capitalization	$3.33	$3.70
Stock-based compensation	$0.67	$3.40

Natural Gas Sales.  Natural gas sales revenue increased approximately 205.9% from $1.279 million in the first three months of 2006 to $3.912 million for the same period in 2007.  Sales revenue is a function of sales volumes and average sales prices. Sales volumes increased 195.3% between periods.  The volume increase resulted primarily from acquisition activities and successful drilling activities over the past year that produced new sales volumes that more than offset the natural decline in production.  The Company’s average price for natural gas increased 3.6% between periods.

Lease Operating Expenses.  Lease operating expenses increased approximately $0.236 million to $0.575 million in the first three months of 2007 compared to $0.339 million the first three months of 2006.  The increase resulted primarily from costs associated with new property acquisitions and drilling in the current year.  Lease operating expenses as a percentage of oil and gas sales decreased from 26.5% during the first three months of 2006 to 14.7% during the first three months of 2007 as lease operating cost increases did not keep pace with volume and sales price increases.  Lease operating expenses per Mcf decreased 42.6% from $1.51 during the first three months of 2006 to $0.86 during the same period in 2007.

Ad Valorem and Property Taxes. Ad valorem and property taxes increased approximately $0.134 million to $0.328 million in the first three months of 2007 compared to $0.194 million the first three months of 2006.  The increase resulted primarily from gas volume increases over the past year.  Ad valorem and property taxes as a percentage of oil and gas sales decreased from 15.1% during the first three months of 2006 to 8.4% during the first three months of 2007.  This decrease is attributable to lower CIG pricing in the first quarter of 2007 as compared to 2006.  Volatility in gas sales prices has been normalized by the Company’s hedge contracts, but the valuation for taxes is based on market price.  Ad valorem and property tax per Mcf decreased 42.7% from $0.86 during the first three months of 2006 to $0.49 during the same period in 2007.

Depreciation, Depletion and Amortization. DD&A increased by $1.084 million to $1.572 million during the first three months of 2007 compared to $0.488 million for the same period in 2006.  This increase resulted from increased production from recent acquisitions and an increase in the DD&A rate.  The per Mcf rate increased $0.19 from $2.17 in the first three months of 2006 to $2.36 for the same period in 2007.  The components of DD&A expense were as follows:

Depreciation, Depletion and Amortization	Three Months Ended March 31,
In Thousands	2007	2006
Depreciation	$74	$76
Depletion	1,498	412
Amortization	—	—
Total depreciation, depletion and amortization	$1,572	$488

General and Administrative Expense. The Company reports general and administrative expense net of capitalized internal costs.  The components of general and administrative expense were as follows:

General and Administrative Expense	Three Months Ended March 31,
In Thousands	2007	2006
General and administrative expense	$2,223	$1,221
Stock-based compensation	447	767
Capitalized internal costs	(8)	(386)
Total general and administrative expense, net	$2,662	$1,602

Net general and administrative expense increased $1.060 million to $2.662 million during the initial three months of 2007 compared to $1.602 million during the same period in 2006.  One of the largest components of the increase is attributed to salaries and related benefits and taxes which totaled $0.800 million in the first quarter of 2007 compared to $0.500 million in the first quarter of 2006 as a result of the Company’s continued growth.  Additionally, legal fees increased by $0.1 million and debt issuance costs increased by $0.3 million (primarily related to the amortized portion of fees associated with the Company’s Convertible Notes).  Stock-based compensation decreased $0.320 million to $0.447 million in the first quarter of 2007 from $0.767 million during the same period in 2006 primarily due to options being fully expensed due to completion of the vesting period.  Also, beginning with the first quarter of 2007, Storm Cat discontinued the capitalization of internal costs except for the salaries of two field supervisors having direct responsibility for the oversight of capital projects, which was $.008 million in the first quarter of 2007.  In the first quarter of 2006, $0.3 million of internal costs were capitalized.

Impairment.  There was no impairment recorded in the three months ended 2007 or 2006.

Income Tax.  The income tax benefit realized in the first quarter of 2007 was $1.095 million.  This is a tax benefit that is passed on to our flow-through shareholders.  In order to have this tax benefit, the flow-through shareholders pay a premium above market for their shares.  This premium is reduced in equity and recorded as a liability.  As the capital obligation is spent, the liability is reduced and an income tax benefit is recorded to the income statement.  A flow-through share liability of $0.14 million still remains on the Company’s balance sheet and the associated capital must be spent by December 31, 2007.

Interest Expense.  Interest expense during the first quarter of 2007 consists primarily of interest expense related to the Company’s senior credit facility with JPMorgan.  This facility was not in place in the first quarter of 2006.

Known Future Trends.  The Company expects continued increases in its production, revenue and lease operating expenses and interest expense due to its capital expenditure plans and wells coming on production.   The Company also expects ongoing significant capital expenditures in order to explore and develop its current acreage.

Forward Sales

The Company had no forward sales contracts in place as of March 31, 2007.

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

Outstanding Share Data

As of March 31, 2007, the Company had 80,939,820 shares issued and outstanding. There are 4,649,569 share purchase, finder fee and agent warrants outstanding.  There are currently 4,500,000 common share options outstanding under the Company’s Amended and Restated Share Option Plan.  The total amount of common shares reserved for issuance under the Amended and Restated Share Option Plan and the Restricted Share Unit Plan as of March 31, 2007 is 10,000,000 common shares.

During the three months ended March 31, 2007, 500,000 options were exercised for gross proceeds of $169,000.  No warrants were exercised during this three-month period.

Related Party Transactions

The Company has entered into an agreement with Beatty & Wozniak, P.C., a law firm of which Mr. Wozniak is a partner, for a retainer and legal fees of a minimum of $10,000 per month plus reasonable expenses.  The Company paid Beatty & Wozniak $62,152 in legal fees and expenses in the first three months of 2007.  Storm Cat’s board of directors approved these transactions, with Mr. Wozniak abstaining.

The Company closed its private offerings of  Series A Notes and Series B Notes on January 30, 2007 and March 30, 2007, respectively.  Trapeze Asset Management Inc. and Trapeze Capital Corp., two related entities that, together with a group including 1346049 Ontario Limited and Randall Abramson, beneficially own more than 5% of the Company’s common shares, participated in both the Company’s Series A Note and Series B Note offerings.  The two entities purchased $3.7 million in Series A Notes, convertible at a rate of $1.17 per share into 3,162,394 common shares, and $13.1 million in Series B Notes, convertible at a rate of $1.17 per share into 11,196,581 common shares.

Both Series A Notes and Series B Notes accrue interest at a rate of 9.25% per annum, which the Company pays quarterly in arrears.  Our board of directors approved the transactions with Trapeze Asset Management Inc. and Trapeze Capital Corp.

Glossary of Natural Gas Terms

The following is a description of the meanings of some of the natural gas and oil industry terms used in this Quarterly Report on Form 10-Q.

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

As of March 31, 2007, the Company had an inception-to-date unrealized gain on hedges of $1.86 million; of which $0.07 million was classified as a long-term liability and $1.93 million was classified as a current asset.  All of Storm Cat’s natural gas derivative instruments qualified as cash flow hedges for accounting purposes under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as of this date.

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

At the March 31, 2007, Storm Cat had the following commodity swaps in place:

				Quarter Volume	Fixed Price per
Commodity	Period			(MMBtu)	MMBtu
Natural Gas	Apr-07	to	Jun-07	136,500	$7.16
Natural Gas	Jul-07	to	Sep-07	138,000	$7.16
Natural Gas	Oct-07	to	Dec-07	138,000	$7.16
Natural Gas	Jan-08	to	Mar-08	136,500	$7.16
Natural Gas	Apr-08	to	Jun-08	136,500	$7.16
Natural Gas	Jul-08	to	Sep-08	138,000	$7.16
Natural Gas	Oct-08	to	Dec-08	138,000	$7.16
Natural Gas	Jan-09	to	Mar-09	135,000	$7.16
Natural Gas	Apr-09	to	Jun-09	136,500	$7.16
Natural Gas	Jul-09	to	Jul-09	46,500	$7.16

				Quarter Volume	Fixed Price per
Commodity	Period			(MMBtu)	MMBtu
Natural Gas	Apr-07	to	Jun-07	182,000	$7.27
Natural Gas	Jul-07	to	Sep-07	184,000	$7.27
Natural Gas	Oct-07	to	Dec-07	184,000	$7.27
Natural Gas	Jan-08	to	Mar-08	182,000	$7.27
Natural Gas	Apr-08	to	Jun-08	182,000	$7.27
Natural Gas	Jul-08	to	Sep-08	184,000	$7.27
Natural Gas	Oct-08	to	Dec-08	184,000	$7.27
Natural Gas	Jan-09	to	Mar-09	180,000	$7.27
Natural Gas	Apr-09	to	Jun-09	182,000	$7.27
Natural Gas	Jul-09	to	Aug-09	124,000	$7.27

				Quarter Volume	Fixed Price per
Commodity	Period			(MMBtu)	MMBtu
Natural Gas	Apr-07	to	Jun-07	218,400	$5.12
Natural Gas	Jul-07	to	Sep-07	220,800	$5.12
Natural Gas	Oct-07	to	Dec-07	220,800	$5.12

				Quarter Volume	Fixed Price per
Commodity	Period			(MMBtu)	MMBtu
Natural Gas	Jan-08	to	Mar-08	109,200	$6.61
Natural Gas	Apr-08	to	Jun-08	109,200	$6.61
Natural Gas	Jul-08	to	Sep-08	110,400	$6.61
Natural Gas	Oct-08	to	Dec-08	110,400	$6.61

The following commodity swaps were put in place as of April 24, 2007:

				Quarter Volume	Fixed Price per
Commodity	Period			(MMBtu)	MMBtu
Natural Gas	Jul-07	to	Sep-07	42,000	$5.22
Natural Gas	Oct-07	to	Dec-07	100,000	$5.22

				Quarter Volume	Fixed Price per
Commodity	Period			(MMBtu)	MMBtu
Natural Gas	Jan-08	to	Mar-08	343,000	$7.14
Natural Gas	Apr-08	to	Jun-08	389,000	$7.14
Natural Gas	Jul-08	to	Sep-08	365,000	$7.14
Natural Gas	Oct-08	to	Dec-08	332,000	$7.14

				Quarter Volume	Fixed Price per
Commodity	Period			(MMBtu)	MMBtu
Natural Gas	Jan-09	to	Mar-09	383,000	$7.38
Natural Gas	Apr-09	to	Jun-09	305,000	$7.38
Natural Gas	Jul-09	to	Sep-09	385,000	$7.38
Natural Gas	Oct-09	to	Dec-09	488,000	$7.38

				Quarter Volume	Fixed Price per
Commodity	Period			(MMBtu)	MMBtu
Natural Gas	Jan-10	to	Mar-10	427,000	$7.75
Natural Gas	Apr-10	to	Apr-10	130,000	$7.75

The commodity swaps shown above were established in conjunction with the credit facility to allow the Company access to the funds needed to explore and develop its existing acreage and to make acquisitions.  The swaps are hedged at CIG prices.

A 10% increase/decrease in CIG gas prices will result in a +/- change of $3.2 million in the value of unrealized derivatives.  This includes the derivatives put in place on April 24, 2007.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management evaluated, with the participation of the Acting President and Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007.  Based upon their evaluation of these disclosures controls and procedures, the Acting President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2007.

Changes in internal control over financial reporting.  There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2007 which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.   Legal Proceedings

No legal proceedings are pending against the Company as of the filing date of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s special general meeting on March 29, 2007, the Company received disinterested shareholder approval required for the Company to proceed with the closing of its $31.7 million Series B Note offering in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended, and exemptions from Canadian prospectus and registration requirements under National Instrument 45-106. The resolution, as described in the Company’s February 28, 2007 Proxy Statement and Information Circular, received the support of approximately 89% of the common shares represented and eligible to be voted at the meeting.

Item 6.   Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

4.1

Form of Series A Subordinated Convertible Note due March 31, 2012, issued by Storm Cat Energy Corporation to each investor in the Series A Private Placement that closed on January 30, 2007 (incorporated by reference to Exhibit 4.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on February 5, 2007 (Commission File No. 001-32628))

4.2

Form of Series B Subordinated Convertible Note due March 31, 2012, issued by Storm Cat Energy Corporation to each investor party to the Series B Note Purchase Agreement (incorporated by reference to Exhibit 4.9 to Storm Cat Energy Corporation’s registration statement on Form S-1 filed on March 1, 2007 (Commission File No. 333-141002))

4.3

Convertible Notes Registration Rights Agreement, dated as of January 19, 2007, by and among Storm Cat Energy Corporation and the investors set forth therein (incorporated by reference to Exhibit 10.2 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on February 5, 2007 (Commission File No. 001-32628))

10.1

Series A Note Purchase Agreement, dated as of January 19, 2007, by and among Storm Cat Energy Corporation and the investors set forth therein (incorporated by reference to Exhibit 10.15 to Storm Cat Energy Corporation’s registration statement on Form S-1 filed on March 1, 2007 (Commission File No. 333-141002))

10.2

Series B Note Purchase Agreement, dated as of January 19, 2007, by and among Storm Cat Energy Corporation and the investors set forth therein (incorporated by reference to Exhibit 10.16 to Storm Cat Energy Corporation’s registration statement on Form S-1 filed on March 1, 2007 (Commission File No. 333-141002))

10.3

First Amendment to Combined Credit Agreements, dated as of January 30, 2007, by and among Storm Cat Energy, Storm Cat Energy (USA) Corporation, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch and the Lenders thereto (incorporated by reference to Exhibit 10.3 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on February 5, 2007 (Commission File No. 001-32628))

31.1	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORMCAT ENERGY CORPORATION

Date: May 9, 2007	By	/s/ Keith Knapstad
Keith Knapstad
Acting President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2007	By	/s/ Paul Wiesner
Paul Wiesner
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

4.1

Form of Series A Subordinated Convertible Note due March 31, 2012, issued by Storm Cat Energy Corporation to each investor in the Series A Private Placement that closed on January 30, 2007 (incorporated by reference to Exhibit 4.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on February 5, 2007 (Commission File No. 001-32628))

4.2

Form of Series B Subordinated Convertible Note due March 31, 2012, issued by Storm Cat Energy Corporation to each investor party to the Series B Note Purchase Agreement (incorporated by reference to Exhibit 4.9 to Storm Cat Energy Corporation’s registration statement on Form S-1 filed on March 1, 2007 (Commission File No. 333-141002))

4.3

Convertible Notes Registration Rights Agreement, dated as of January 19, 2007, by and among Storm Cat Energy Corporation and the investors set forth therein (incorporated by reference to Exhibit 10.2 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on February 5, 2007 (Commission File No. 001-32628))

10.1

Series A Note Purchase Agreement, dated as of January 19, 2007, by and among Storm Cat Energy Corporation and the investors set forth therein (incorporated by reference to Exhibit 10.15 to Storm Cat Energy Corporation’s registration statement on Form S-1 filed on March 1, 2007 (Commission File No. 333-141002))

10.2

Series B Note Purchase Agreement, dated as of January 19, 2007, by and among Storm Cat Energy Corporation and the investors set forth therein (incorporated by reference to Exhibit 10.16 to Storm Cat Energy Corporation’s registration statement on Form S-1 filed on March 1, 2007 (Commission File No. 333-141002))

10.3

First Amendment to Combined Credit Agreements, dated as of January 30, 2007, by and among Storm Cat Energy, Storm Cat Energy (USA) Corporation, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch and the Lenders thereto (incorporated by reference to Exhibit 10.3 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on February 5, 2007 (Commission File No. 001-32628))

31.1	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.