Form 10-Q
period 2007-06-30
Storm Cat Energy CORP
filed 2007-08-09
CIK 1178818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

As of August 5, 2007, there were 81,004,820 common shares outstanding.

TABLE OF CONTENTS PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	35

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 4. Submission of Matters to a Vote of Security Holders	36
Item 6. Exhibits	38
Certification of CEO Pursuant to Section 302	41
Certification of CFO Pursuant to Section 302	42
Certification of CEO Pursuant to 18 U.S.C. Section 1350	43
Certification of CFO Pursuant to 18 U.S.C. Section 1350	44

PART I—FINANCIAL INFORMATION
 Item 1. Financial Statements
STORM CAT ENERGY CORPORATION

STORM CAT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(stated in U.S. Dollars and in thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,015	$5,299
Accounts receivable:
Joint interest billing	2,790	1,932
Revenue receivable	1,037	2,121
Fair value of derivative instruments - current	2,403	2,670
Prepaid costs and other current assets	2,148	1,445
Total Current Assets	9,393	13,467
PROPERTY AND EQUIPMENT (Full Cost Method), at cost:
Oil and gas properties:
Unproved properties	69,918	54,873
Proved properties, net of impairments	55,526	46,446
Less accumulated depreciation, depletion, amortization and accretion	(8,051)	(4,764)
Oil and gas properties, net	117,393	96,555
Fixed assets	1,117	1,057
Accumulated depreciation	(555)	(408)
Total other property, net	562	649
Total property and equipment, net	117,955	97,204
Restricted investments	526	511
Debt issuance costs	3,551	0
Fair value of derivative instruments - long term		782
Total Non-Current Assets	4,077	1,293
Total Assets	$131,425	$111,964
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$759	$7,302
Revenue payable	1,193	2,063
Accrued and other liabilities	4,764	10,011
Flow-through shares liability	15	1,233
Notes payable - current	0	7,500
Interest payable	429	952
Total Current Liabilities	7,160	29,061
Asset retirement obligation	1,721	1,871
Fair value of derivative instruments - long term	313	0
Bank debt - long term	13,219	19,350
Series A & B Convertible Notes	50,195	0
Total Non-Current Liabilities	65,448	21,221
Total Liabilities	72,608	50,282
Commitments and contingencies	-	-
STOCKHOLDERS' EQUITY:
Common Stock, without par value, unlimited common shares authorized, issued and outstanding: 81,004,820 at March 31, 2007 and 80,429,820 at December 31, 2006	69,759	69,518
Contributed surplus	6,137	4,910
Accumulated other comprehensive income	5,483	3,877
Accumulated deficit	(22,562)	(16,623)
Total Stockholders' Equity	58,817	61,682
Total Liabilities and Stockholders' Equity	$131,425	$111,964

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(stated in U.S. Dollars and in thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NATURAL GAS REVENUE	$3,668	$1,599	$7,580	$2,878

OPERATING COSTS:
Gathering and transportation	398	280	958	563
Operating expenses	1,256	774	2,159	1,350
General and administrative	3,491	1,159	6,152	2,577
Depreciation, depletion, amortization and accretion	1,879	698	3,513	1,201
Total Operating Costs	7,024	2,911	12,782	5,691
Operating loss	(3,356)	(1,312)	(5,202)	(2,813)

OTHER EXPENSE (INCOME):
Interest expense	1,519	--	2,148	--
Interest and other miscellaneous income	(101)	(139)	(133)	(334)
Loss on foreign exchange	--	11	--	11
Total Other Expense (Income)	1,418	(128)	2,015	(323)

Net loss before taxes	(4,774)	(1,184)	(7,217)	(2,490)

Recovery of future income tax asset from flow-through shares	(182)	--	(1,278)	--

NET LOSS	$(4,592)	$(1,184)	$(5,939)	$(2,490)
Basic and diluted loss per share	$(0.06)	$(0.02)	$(0.07)	$(0.04)
Weighted average number of shares outstanding	81,045,122	66,504,095	80,816,505	66,145,091

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE PERIOD ENDED JUNE 30, 2007
(Unaudited)
(stated in U.S. Dollars and in thousands, except share amounts)

	Common Stock		Share	Contributed	Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Subscription	Surplus	Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2006	80,429,820	$69,489	$29	$4,910	$3,877	($16,623)	$61,682
Issuance of shares for cash:
-pursuant to stock options exercised	500,000	169					169
-pursuant to RSUs vested	75,000	79					79
Stock issuance costs		(7)					(7)
Stock-based compensation				1,227			1,227
Comprehensive loss:
Net loss						(5,939)	(5,939)
Change in fair value of derivatives					(1,360)		(1,360)
Foreign currency translation					2,966		2,966
Total comprehensive loss							($4,333)
BALANCE AT JUNE 30, 2007	81,004,820	$69,730	$29	$6,137	$5,483	($22,562)	$58,817

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(stated in U.S. Dollars and in thousands)

	For the Six Months Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	(5,939)	(2,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Recovery of future income tax asset from flow-through shares	(1,252)	--
Stock-based compensation	1,161	1,441
Depreciation, depletion, amortization and accretion	3,521	1,201
Gain on disposition of properties	--	185
Changes in operating assets and liabilities:
Accounts receivable	(761)	(144)
Prepaid costs and other current assets	381	204
Accounts payable	(2,674)	(1,342)
Accrued and other current liabilities	(1,461)	2,719
Net cash provided by (used in) operating activities	(7,024)	1,774
Cash flows from investing activities:
Restricted investments	(8)	(258)
Capital expenditures - oil and gas properties	(32,386)	(21,616)
Other capital expenditures	(23)	(118)
Net cash used in investing activities	(32,417)	(21,992)
Cash flows from financing activities:
Issuance of common shares for cash	914	2,093
Debt issuance costs	(3,556)	--
Repayment of bank debt	(13,278)	--
Proceeds from Series A & B Convertible Notes	50,194	--
Net cash provided by financing activities	34,274	2,093
Effect of exchange rate changes on cash	883	958
Net decrease in cash and cash equivalents	(4,284)	(17,167)
Cash and cash equivalents at beginning of period	5,299	29,502
Cash and cash equivalents at end of period	$1,015	$12,335
Supplemental disclosure of noncash investing and financing activities:
Cash paid for interest	$2,449	$-

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Storm Cat Energy Corporation, together with its consolidated subsidiaries (“Storm Cat” or the “Company”), is an independent oil and gas company focused primarily on the pursuit, exploration and development of large unconventional gas reserves from fractured shales, coal beds and tight sand formations and, secondarily, from conventional formations.  The Company has producing properties in Wyoming’s Powder River Basin (“PRB”) and in Arkansas’ Arkoma Basin (“Fayetteville Shale”).  Its primary exploration and development acreage is located in the United States and Canada.

Note 1.                Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Storm Cat and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the preparation of interim financial information.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the financial position of Storm Cat as of June 30, 2007 and results of operations and cash flows for the six months ended June 30, 2007 and 2006.  Interim results are not necessarily indicative of the results that may be expected for a full year because of the impact of fluctuations in prices received for oil and natural gas and other factors.

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

Estimating accumulations of oil and gas is complex and is not exact because of the numerous uncertainties inherent in the process.  The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data.  The accuracy of the decline analysis method generally increases with the length of the production history. Since most of the Company’s wells have been producing less than five years, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company’s estimates of proved reserves including developed producing, developed non-producing and undeveloped. As the Company’s wells are produced over time and more data is available, the estimated proved reserves will be re-determined on a periodic basis and may be adjusted based on that data.

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated depletion and net of related deferred income taxes, if any, may not exceed an amount referred to as the “ceiling.”  The ceiling is the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the lower of cost or fair market value of unproved properties.  The present value of estimated future net revenues is computed by pricing estimated future production of proved reserves at current period end product prices and then deducting future expenditures estimated to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.  If the amount of capitalized costs exceeds the ceiling, a write-down of the capitalized costs is required unless commodity prices increase subsequent to the end of the period such that the deficiency is reduced or eliminated.  Once a write-down has been recorded, it may not be reversed in a subsequent period.

At June 30, 2007, the ceiling value of the Company’s reserves was calculated based upon the average quoted market prices of $4.21 per MMBtu for Colorado Interstate Gas (“CIG”) gas and a quoted price of $4.41 per MMBtu for gas delivered to the Cheyenne Hub.  Using this pricing, and Storm Cat’s cash flow hedges of gas production in place at June 30, 2007, the calculated ceiling value of the Company’s reserves exceeds the full cost pool by $0.4 million.  Therefore, no ceiling test writedown is required.

Decreases in market prices from current levels, as well as changes in production rates, levels of reserves, the evaluation of costs excluded from amortization, future development costs and service costs could result in future ceiling test impairments.

Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from the Company’s estimates.  Any significant variance could materially affect the quantities and present value of the Company’s reserves. For example, a decrease in price of 10% would  result in a decrease in the Company’s June 30, 2007 present  value of future net cash flows of  approximately $1.9 million, inclusive of hedges.  In addition, the Company may adjust estimates of proved reserves to reflect production history, acquisitions, divestitures, ownership interest revisions, results of exploration  and  development  and prevailing oil and gas prices.  The Company’s reserves may also be susceptible to drainage by operators on adjacent properties.

Impairment of Long-lived Assets

The cost of the  Company’s  unproved  properties  is withheld from the depletion base as described  above  until  such a time  as the  properties  are  either developed or abandoned.  These properties are reviewed periodically for possible impairment.

Capitalized Interest

Pursuant to Financial Accountant Standards Board (“FASB”) Statement No. 34, the Company is required to capitalize interest costs to natural gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion.  Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use.  $120,261 and $256,764 of interest expense was capitalized in the three and six months ended June 30, 2007, respectively.  No interest was capitalized for the same period in 2006.

Capitalized Internal Costs

Prior to 2007, the Company capitalized certain internal costs including salaries, bonuses and stock-based compensation on a pro-rata basis for employees directly involved in capital projects.  In the second quarter of 2006, $0.730 million of internal costs were capitalized.  Beginning with the first quarter of 2007, Storm Cat discontinued the capitalization of internal costs, except for two employees with direct responsibility for the supervision of capital projects in the PRB.  The salaries of these employees were allocated to the properties based on a percentage of time spent on each capital project.

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

Stock-based Compensation

Factors affecting stock-based compensation include estimates of when stock options might be exercised, the stock price volatility, forfeiture rates, and the model used to calculate value.  The timing for exercise of options is out of the Company’s control and will depend, among other things, upon a variety of factors including the market value of Company shares and the financial objectives of the holders of the options.  The Company calculates volatility using historical data; however, future volatility is inherently uncertain.  As of June 30, 2007, the Company assumed a cumulative forfeiture rate of 10.0% based on historical forfeitures of stock-based compensation grants. The Company uses the Black-Scholes model to calculate the value of stock-based compensation.  The Black-Scholes model is a widely accepted mathematical model for valuing stock-based compensation, but is not the only model available.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation was effective January 1, 2007 for the Company.

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on the Company’s consolidated financial position and did not result in unrecognized tax liabilities or benefits being recorded. The Company files tax returns in Canada and remains in a net operating loss position.  Storm Cat is delinquent on filing its 2006 Canadian tax return and expects a late filing penalty at the rate of 0.00005% of the net taxable capital of the Company for each month the return is delinquent.  This penalty is estimated at approximately $170 per month of delinquency.  The Company also files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002. The Company does, however, have prior year net operating losses which remain open for examination.

Note 3.                Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  The shares represented by vested restricted stock units (“RSUs”) issued to date are included in the calculation of the weighted-average basic common shares outstanding.  Diluted loss per share is calculated giving effect to the potential dilution that would occur if vested stock options and stock purchase warrants were exercised and the Series A Subordinated Convertible Notes due March 31, 2012 (the “Series A Notes”) and the Series B Subordinated Convertible Notes  due March 31, 2012 (the “Series B Notes”) were converted to common shares.  The dilutive effect of options, warrants and convertible notes is computed by application of the treasury stock method which assumes that proceeds from the exercise of in-the-money options and warrants would be used to repurchase common shares at average market prices during the period.  Diluted amounts are not presented when the effects of the computations are anti-dilutive due to net losses incurred.  Accordingly, there is no difference in the amounts presented for basic and diluted loss per share for the six months ended June 30, 2007 and 2006.  Listed below is a table showing both the basic and diluted shares outstanding at June 30, 2007 and 2006, respectively.

	June 30,	June 30,
Diluted Shares Outstanding	2007	2006
Shares outstanding	81,004,820	66,635,794
Options outstanding	4,760,000	5,065,000
Unvested RSUs outstanding	122,500	--
Series A Notes convertible shares outstanding	15,841,880	--
Series B Notes convertible shares outstanding	27,059,829	--
Warrants outstanding	4,649,569	6,796,786
Total diluted shares outstanding	133,438,598	78,497,580

Note 4.                Comprehensive Loss

Comprehensive loss consists of net loss, the effects of currency translation, and the change in fair value of derivatives.  Comprehensive loss for the three and six months ended June 30, 2007 and 2006, respectively, is as follows:

	Three Months Ended		Six Months Ended
Comprensive Loss	June 30,		June 30,
In Thousands	2007	2006	2007	2006
Net loss	$(4,592)	$(1,184)	$(5,939)	$(2,490)
Effects of currency translation	2,654	639	2,966	958
Change in fair value of derivatives	231	--	(1,360)	--
Comprehensive loss	$(1,707)	$(545)	$(4,333)	$(1,532)

Note 5.                Restricted Investments

Storm Cat is required to post performance bonds in connection with its operations in Wyoming.  The funds are held as insured interest bearing certificates of deposit at an interest rate of 2.5%, payable annually, and total $527,000 as of June 30, 2007.

Note 6.                Asset Retirement Obligation

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded when the assets are placed into service, generally through acquisition or completion of a well.  The net estimated costs are discounted to present values using a risk-adjusted rate over the estimated economic life of the properties.  Such costs are capitalized as part of the basis of the related asset and are depleted as part of the applicable full cost pool.  The associated liability is recorded initially as a long-term liability.  Subsequent adjustments to the initial asset and liability are recorded to reflect revisions to estimated future cash flow requirements.  In addition, the liability is adjusted to reflect accretion expense, as well as settlements during the period.  The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the accompanying condensed consolidated financial statements.

A reconciliation of the changes in the asset retirement obligation for the six months ended June 30, 2007 and 2006, respectively, is as follows:

	Six Months Ended
	June 30,
	2007	2006
Asset Retirement Obligation
Asset retirement obligation at beginning of period	$1,871,393	$793,141
Adjustment for revision of estimated life in the Powder River Basin	(400,341)	(205,661)
Additional liabilities incurred	118,400	240,028
Accretion expense	97,982	51,846
Foreign currency translation	33,655	--
Asset retirement obligation at end of period	$1,721,089	$879,354

Note 7.                Stock-based Compensation

Storm Cat grants stock options at exercise prices equal to the fair market value of the Company’s common shares at the date of the grant and accounts for its options using the fair value method.  The fair value is determined using a Black-Scholes option-pricing model that takes into account the common share price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying shares and the expected dividends and the risk-free interest rate over the expected life of the option.

The fair value of stock-based compensation is expensed, with a corresponding increase to contributed surplus.  Upon exercise of stock options, the consideration paid upon exercise is recorded as additional value of common shares and the amount previously recognized in capital surplus is reclassified to common shares.

The Company has reserved a total of 10,000,000 shares in the aggregate for issuance under the terms of the Storm Cat Energy Corporation Amended and Restated Share Option Plan (the “Amended Option Plan”) and the Storm Cat Energy Corporation Restricted Share Unit Plan (the “Restricted Share Unit Plan” and together the “Plans”), both approved by the shareholders on June 21, 2007.  All options granted prior to the approval of the Amended Option Plan are included in the number of options covered therein.

Of the 10,000,000 shares authorized for issuance in the aggregate under both plans, 7,458,750 shares have been granted and 1,020,000 shares have been forfeited, leaving a total of 3,561,250 shares available for issuance under the Plans as of June 30, 2007.

A summary of the status of the options under the Amended Option Plan and the Restricted Share Unit Plan as of June 30, 2007 and changes during the six months then ended is presented below:

Option Activity	Number of Shares	Weighted Average Exercise Price (1)
Options outstanding at December 31, 2006	5,470,000	$1.8349
Options granted	285,000	$1.1863
Options exercised	500,000	$0.3920
Options expired/cancelled	495,000	$1.4761
Options outstanding at June 30, 2007	4,760,000	$1.9849

Options exercisable at June 30, 2007	3,306,665	$1.7464
(1)Exercise price is in Canadian Dollars.

RSU Activity	Number of Shares
RSUs outstanding at December 31, 2006	--
RSUs granted	197,500
RSUs vested	75,000
RSUs expired/cancelled	--
RSUs outstanding at June 30, 2007	122,500

RSUs unvested at June 30, 2007	122,500

Note 8.                Non-cash Items

Non-cash items excluded from the cash flow are capital accruals related to oil and gas asset additions and the associated liability.  These amounts totaled $6.7 million for the six-month period ended June 30, 2007 and $6.2 million for the same period in 2006.

Note 9.                Bank Credit Facility

Senior Credit Facility

On July 28, 2006, Storm Cat entered into a Credit Agreement, with JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the Lenders party thereto (the “U.S. Credit Agreement”).   Additionally, on July 28, 2006, Storm Cat entered into a Credit Agreement with JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the Lenders party thereto (the “Canadian Credit Agreement” and together with the U.S. Credit Agreement, the “Credit Agreements”).  Pursuant to these Credit Agreements, the Company and its subsidiaries are permitted to borrow up to an aggregate principal amount of $250.0 million, to be allocated between them depending on the respective borrowing base under each such agreement.  The Credit Agreements were amended on January 30, 2007 pursuant to the First Amendment to the Combined Credit Agreements (the “First Amendment”) to allow for subordinated debt and to amend the current ratio requirement.  A subsequent Letter Agreement was entered into on February 16, 2007, which established the borrowing base at $20.0 million and adjusted the applicable interest rates until a re-determination on the Company’s reserves and borrowing base was conducted.  The Credit Agreements were amended again on May 24, 2007 pursuant to a Second Amendment to the Combined Credit Agreements (the “Second Amendment” and together with the Credit Agreements and the First Amendment, the “Amended Credit Agreements”).

Under the terms of the Second Amendment, the borrowing base of the Company increased to $35.0 million of which $20.0 million is conforming.  Interest on borrowings under the Amended Credit Agreements accrues at variable interest rates at either a Eurodollar rate or an alternative base rate at the Company’s election.  On loans made under the U.S. Credit Agreement, the Eurodollar rate is calculated at LIBOR plus an applicable margin, which is 2.0% assuming 100% utilization of the then conforming global borrowing base.  The alternate base rate is calculated as (1) the greater of (a) the Prime Rate or (b) the Federal Funds Effective Rate plus 0.50%, plus (2) an applicable margin of 0.5% assuming 100% utilization of the then conforming global borrowing base.  For loans made under the Canadian Credit Agreement, the Eurodollar rate is calculated at LIBOR plus an applicable margin of 2.0% assuming 100% utilization of the then conforming global borrowing base.  Canadian Prime loans are calculated at the Canadian Prime Rate plus an applicable margin of 0.5% assuming 100% utilization of the then conforming global borrowing base.  USBR Loans Rates are calculated at the USBR plus 0.5% and the Bankers Acceptance Stamping Fee is 2.0% assuming 100% utilization of the then conforming global borrowing base.  Storm Cat elects the basis of the interest rate at the time of each borrowing.  In addition, the Company is obligated to pay a commitment fee under the Amended Credit Agreements quarterly in arrears based on a percentage multiplied by the daily amount that the aggregate commitments exceed borrowings under the Amended Credit Agreements.  The commitment fee percentage is 0.5% assuming 100% utilization of the then conforming global borrowing base.  Loans made under the Amended Credit Agreements are secured by mortgages on the Company’s natural gas properties and guaranteed by its PRB assets.

On March 31, 2008, the Global Borrowing Base must equal the Conforming Borrowing Base.  The Amended Credit Agreements require the Company to hedge 80% of is current proved developed producing production as determined on January 1, 2007 for a term of three years.  The Amended Credit Agreements require the Company to comply with financial covenants as follows:  (1) a ratio of current assets to current liabilities (determined at the end of each quarter) of not less than 1:1;  and (2) a ratio of total funded debt to EBITDA (as such terms are defined in the Amended Credit Agreement) for the most recent quarter, annualized, not to be greater than 4:1 for the fiscal quarter ending June 30, 2007, and 3:1 for each subsequent quarter.  Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets.

The Company was not in compliance of the EBITDA covenant as of June 30, 2007 and projected that it was probable that it would not be in compliance of the EBITDA covenant as of September 30, 2007. Waivers were obtained from JPMorgan for the quarter ended June 30, 2007 and the quarter ended September 30, 2007.  Pursuant to the provisions of the Emerging Issues Task Force (“EITF”) No. 86-30, Classifications of Obligations When a Violation is Waived by the Creditor, the Company projected that future compliance with existing covenants at year-end 2007 was probable.  Therefore, the Company has not reclassified amounts outstanding under the credit facility as current liabilities. The Company is currently working with JPMorgan on an amendment to the credit facility.  This amended credit facility is expected to have revised covenants, and as these revised covenants are currently unknown, management is not able to assess the likelihood of compliance until such time the amended credit facility is agreed to.  Until an agreement is reached, the borrowing base has been reduced to $27.5MM from $35.0MM.

As of June 30, 2007, the Company had $13.2 million outstanding under the Amended Credit Agreements.  An additional $5.0 million was drawn on the line on July 10, 2007, leaving a balance outstanding of $18.2 million subsequent to quarter-end.  At the time of the filing of this report, the Company has approximately $8.3 million available to borrow under the Amended Credit Agreements after taking into account approximately $1.0 million in letters of credit secured by the line.

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

On January 30, 2007, Storm Cat closed the private placement of Series A Notes to qualified institutional and accredited investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended, and exemptions from Canadian prospectus and registration requirements under National Instrument 45-106.  The Series A Notes will mature on March 31, 2012, unless earlier converted, redeemed or repurchased.  The Series A Notes bear interest at a rate of 9.25% per annum, commencing on January 30, 2007.  Interest on the Series A Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2007.

On March 30, 2007, Storm Cat closed on $31.7 million of Series B Notes to qualified institutional and accredited investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended, and exemptions from Canadian prospectus and registration requirements under National Instrument 45-106. The Series B Notes will mature on March 31, 2012, unless earlier converted, redeemed or repurchased.  The Series B Notes bear interest at a rate of 9.25% per annum, commencing on March 30, 2007.  Interest on the Series A Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2007.  In April, 2007, the Company collected $17.4 million in proceeds on the subscription receivable on its Series B Convertible Notes.

In Canada, any shares issued on conversion of the Series B Notes are also subject to a four month hold period and may not be traded before July 31, 2007 unless permitted under applicable securities legislation and the rules of the Toronto Stock Exchange.

As part of the private placements, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors requiring the Company to file with the SEC registration statements covering the common shares issuable upon conversion of the Series A Notes and the Series B Notes.  Under the terms of the Registration Rights Agreement, the Company had thirty days from the day of closing both the Series A Notes transaction and the Series B Notes transaction to file a Form S-1 registration statement with the SEC.  The Company fulfilled this obligation with respect to both the Series A Notes and the Series B Notes.

On June 29, 2007, the Company filed an amended S-1 registration statement for 12,679,486 shares underlying the conversion of the Series A Notes and 8,241,106 shares underlying the conversion of the Series B Notes.  The registration statement went effective on June 29, 2007.  This registration statement did not include all of the common shares that are issuable upon conversion of the Series A Notes and the Series B Notes.

The Company is required to file by September 1, 2007 an additional S-1 registration statement or, if eligible an S-3 registration statement, to register the remaining common shares issuable upon conversion of the Series A Notes and the Series B Notes.  The common shares remaining to be registered under the Series A Notes total 3,162,394 and under the Series B Notes total 18,818,723.  The Company has 150 days from the date of filing the additional registration statement to have the registration statement declared effective or pay liquidated damages in the amount of 1.0% of the aggregate purchase price per month ($257,179) to a maximum of 10.0% of the aggregate purchase price ($2,571,791).  Liquidated damages can, at the option of the Company, be paid in cash or in fully paid and non-assessable common shares if all equity conditions outlined in the Form S-1 registration statement are met.

Further detail of the agreement between the Company and the holders of the  Series A Notes and the Series B Notes is disclosed in three separate Forms 8-K filed by the Company on January 25, February 5, and April 5, 2007.

Note 11.                      Derivative Financial Instruments

Oil and Gas Commodity Hedges

The table below summarizes derivative instrument gain (loss) activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Instrument Gain (Loss) Activity	2007	2006	2007	2006
In Thousands
Derivative contract settlements realized in hedge gain (loss)	$1,395	$--	$1,820	$--
Change in fair value of derivatives	231	--	(1,360)	--
Total derivative instrument gain (loss)	$1,626	$--	$460	$--

To mitigate a portion of the potential exposure to adverse market changes, the Company has entered into various derivative contracts.  As of June 30, 2007, the Company had hedge contracts in place through April 2010 for a total of approximately 7,298,800 MMBtu of anticipated production.  The Company anticipates that all forecasted transactions will occur by the end of their originally specified periods.  All contracts are entered into for other than trading purposes.

As of June 30, 2007, all natural gas derivative instruments qualified as cash flow hedges for accounting purposes.  The estimated fair value of natural gas derivative contracts designated and qualifying as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) was a decrease in the inception-to-date gain in fair value of derivatives of $1.36 million for the period ending June 30, 2007.  No hedges were in place during the first quarter of  2006.  The inception-to-date estimated fair value natural gas derivative contracts designated and qualifying as cash flow hedges at June 30, 2007 was $2.1 million; $0.3 million of which was classified as a long-term liability and $2.4 million of which was classified as a short-term asset.

Realized gains or losses from the settlement of gas derivative contracts are reported in the natural gas revenue line of the consolidated statements of operations.  Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings.  Any change in fair value resulting from ineffectiveness is recognized currently in derivative loss in the consolidated statement of operations.

The Company has minimized ineffectiveness by entering into gas derivative contracts indexed to CIG.   As the Company’s derivative contracts contain the same index as the Company’s sale contracts, this results in hedges that are highly correlated with the underlying hedged item.

Note 12.                      Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies, primarily through its operations in Canada. The Company monitors this exposure but has not entered into any hedging arrangements to protect itself from currency fluctuations.  Canadian Dollars were converted to U.S. Dollars as of June 30, 2007 at $0.9443 as found on www.oanda.com/convert/fxhistory.

Note 13.                      Commitments and Contingencies

Operating Leases

The Company leases 8,802 square feet of administrative office space in the United States and 5,495 square feet of administrative office space in Canada under operating lease arrangements through November 30, 2009 and March 31, 2010, respectively.  A summary of future minimum lease payments under the non cancelable operating leases as of June 30, 2007 is as follows:

United States Operating Leases
Year Ending December 31, 2007	$77,201
Year Ending December 31, 2008	156,419
Year Ending December 31, 2009	145,233
Total U.S. operating lease obligation	$378,853

Commitments relative to Canadian leases are stated in U.S. Dollars utilizing the current average exchange rate for the period ended June 30, 2007 as reported by Oanda.com historical currency exchange rates.  The rate used for conversion and applied to the future minimum lease payments is $0.88199.

Canadian Operating Leases
Year Ending December 31, 2007	$56,923
Year Ending December 31, 2008	113,845
Year Ending December 31, 2009	113,845
Year Ending December 31, 2010	28,461
Total Canadian operating lease obligation	$313,074

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

The Company also has a firm transportation agreement with an unaffiliated third party that expires November 30, 2013.  The agreement requires the Company to pay $0.15 per Dth on 100% load basis of 4,000 Dth/D.  Gas is received at Glenrock and WIC (“Wyoming Interstate Company”) delivered to the Dullknife hub.  The Company is currently meeting its volume commitment relative to this agreement.

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

Differences between U.S. GAAP and Canadian GAAP impact the Company as follows:

a)           Stock-based Compensation

The Company grants stock options at exercise prices equal to the fair market value of the Company’s common shares at the date of the grant.  Under SFAS No. 123(R) the Company had accounted for its employee stock options under the fair value method.  The fair value is determined using an option pricing model that takes into account the share price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying common shares and the expected dividends, and the risk-free interest rate over the expected life of the option.

There is no difference between Canadian GAAP and U.S. GAAP for the six months ended June 30, 2007.

b)           Oil and Gas Properties

Prior to January 2004, there were certain differences between the full cost method of accounting for oil and gas properties as applied under Canadian GAAP and as applied under U.S. GAAP.  The principal difference was in the method of performing ceiling test evaluations under the full cost method of accounting rules.  Under Canadian GAAP, prior to January 2004, impairment of oil and gas properties was based on the amount by which a cost center’s carrying value exceeded its undiscounted future net cash flows from proved reserves using period-end, non-escalated prices and costs, less an estimate for future general and administrative expenses, financing costs and income taxes. Effective January 2004, Canadian GAAP requires recognition and measurement processes to assess impairment of oil and gas properties using estimates of future oil and gas prices and costs plus the cost of unproved properties that have been excluded from the depletion calculation. In the measurement of the impairment, the future net cash flows of a cost center’s proved and probable reserves are discounted using a risk-free interest rate.

For U.S. GAAP purposes, future net cash flows from proved reserves using period-end, non-escalated prices and costs, are discounted to present value at 10% per annum and compared to the carrying value of oil and gas properties.  At June 30, 2007 the Company performed a ceiling test in accordance with U.S. GAAP and determined that an impairment was not required (see Note 2 “Summary of Significant Accounting Policies – Oil and Gas Reserves” for further details).

c)           Comprehensive Loss

U.S. GAAP requires disclosure of comprehensive loss which includes net loss under U.S. GAAP plus the change in cumulative translation adjustment and the unrealized gain or loss on future volumes Storm Cat has hedged.  The Company has volumes hedged through April 2010 creating a current difference between U.S. and Canadian GAAP because the hedge gain or loss amounts are recognized on a current basis in the statement of operations under Canadian GAAP.

The concept of comprehensive loss did not come into effect until fiscal years beginning on or after October 1, 2006 for Canadian GAAP.  Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.

d)           Flow-through Shares

U.S. GAAP requires the stated capital on flow-through share issuances to be equal to the estimated fair market value of the shares on the date of issue.  The difference between the gross proceeds received on the issuance of the shares and the estimated fair market value of the shares is recorded as a liability (the “Premium”) until the renunciation of expenditures has occurred. The Company issued 6,172,839 flow-through share units on September 27, 2006.  The Premium on flow-through share liability related to these share units is $2,086,233.  The June 30, 2007 liability outstanding related to these shares is $14,608.

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

The impact of the above on the financial statements is as follows:

Income Statement	Three Months Ended June 30,
dollars in thousands, except per share	2007	2006
Net loss for the year per U.S. GAAP	$(4,592)	$(1,184)
Difference in recovery of future income tax asset	(182)	-
Net loss for the year per Canadian GAAP	$(4,774)	$(1,184)
Basic and diluted loss per share per Canadian GAAP	$(0.06)	$(0.02)
Weighted average number of shares outstanding per U.S. GAAP	81,045,122	66,504,095

Income Statement	Six Months Ended June 30,
dollars in thousands, except per share	2007	2006
Net loss for the year per U.S. GAAP	$(5,939)	$(2,490)
Difference in recovery of future income tax asset	1,544	1,663
Net loss for the year per Canadian GAAP	$(4,395)	$(827)
Basic and diluted loss per share per Canadian GAAP	$(0.06)	$(0.01)
Weighted average number of shares outstanding per U.S. GAAP	80,816,505	66,145,091

Balance Sheet	June 30,	June 30,
dollars in thousands	2007	2006
Total assets per U.S. GAAP	$131,425	$56,368
Total assets per Canadian GAAP	$131,425	$56,368

Total liabilities per U.S. GAAP	72,608	10,915
Adjustment for flow-through share liability	(15)	-
Total liabilities per Canadian GAAP	$72,593	$10,915

Stockholders’ Equity	June 30,	June 30,
dollars in thousands	2007	2006
Cummulative deficit, end of the year, per U.S. GAAP	$(22,562)	$(12,251)
Difference in recovery of future income tax asset	2,822	1,663
Adjustment for flow-through share liability	(2,071)	-
Deficit, end of the year, per Canadian GAAP	(21,811)	(10,588)
Adjustment for tax effects of flow-through share liability	(736)	(1,663)
Share capital, share subscriptions and contributed surplus, other comprehensive income per Canadian and U.S. GAAP	81,379	57,704
Stockholders’ equity per Canadian GAAP	$58,832	$45,453
Stockholders’ equity per U.S. GAAP	$58,817	$45,453

Cash Flow Statement	Six Months Ended June 30,
dollars in thousands	2007	2006
Cash flows from operating activities per U.S. GAAP	$(7,024)	$1,774
Difference in recovery of future income tax asset	(1,544)	(1,663)
Cash flows from operating activities per Canadian GAAP	(8,568)	111

Cash flows from financing activities per U.S. GAAP	34,274	2,093
Difference in recovery of future income tax asset	1,544	1,663
Cash flows from financing activities per Canadian GAAP	35,818	3,756

Cash flows from investing activities per U.S. GAAP	(32,417)	(21,992)
Cash flows from investing activities per Canadian GAAP	(32,417)	(21,992)

Increase (decrease) in cash per U.S. GAAP and Canadian GAAP	$(5,167)	$(18,125)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Storm Cat,”, “the Company”, “SCE”, “we,” “us,” “our” or “ours” when used herein this Item refer to Storm Cat Energy Corporation, together with its operating subsidiaries.  When the context requires, the Company refers to these entities separately.

CAUTION REGARDING FORWARD LOOKING STATEMENTS

This publication contains certain “forward-looking statements”, as defined in the United States Private Securities Litigation Reform Act of 1995, and within the meaning of Canadian securities legislation, relating to matters such as the Company’s drilling and other exploration plans and projected well economics. Forward-looking statements are statements that are not historical facts; they are generally, but not always, identified by the words “expects,” “plans,” “anticipates,” “believes,” “intends,” “estimates,” ”projects,” “aims,” “potential,” “goal,” “objective,” “prospective,” and similar expressions, or that events or conditions “will,” “would,” “may,” “can,” “could” or “should” occur. Forward-looking statements are based on the beliefs, estimates and opinions of Storm Cat’s management on the date the statements are made; including production and reserve estimates, and potential benefits to Storm Cat of such acquisitions, and they involve a number of risks and uncertainties. Consequently, there can be no assurances that such statements will prove to be accurate and actual results and future events could differ materially from those anticipated in such statements. Storm Cat undertakes no obligation to update these forward-looking statements if management’s beliefs, estimates or opinions, or other factors, should change. Factors that could cause future results to differ materially from those anticipated in these forward-looking statements include, but are not limited to receipt of necessary approval from regulatory bodies, the failure to achieve the anticipated benefits of the acquisition, the failure to close the acquisition, the volatility of natural gas prices, the possibility that exploration efforts will not yield economically recoverable quantities of gas, accidents and other risks associated with gas exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, and the other risk factors discussed in greater detail in the Company’s various filings on SEDAR (www.sedar.com) with Canadian securities regulators and its filings with the U.S. Securities and Exchange Commission (www.sec.gov), including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Overview

Storm Cat is an independent oil and gas company focused, primarily, on the exploration, production and development of large unconventional gas reserves from fractured shales, coal beds and tight sand formations and, secondarily, from conventional formations. The Company has producing properties in Wyoming’s Powder River Basin (“PRB”) and Arkansas’ Arkoma Basin (“Fayetteville Shale”) and exploration and development acreage in Canada. Storm Cat continues to execute on its long-term strategy of growth through development and the acquisition of prospective acreage that compliments its existing assets and exploits the abilities of the Company’s technical staff.

Storm Cat continued to build on its track record of production growth in the second quarter of 2007. Total net sales increased 12.6% quarter-to-quarter from 662.6 MMcf in the first quarter 2007 to 745.8 MMcf during the second quarter 2007.  Exit rate production for the quarter increased 15.3% from 8.5 MMcf/d at March 31, 2007 to 9.8 MMcf/d at June 30, 2007.

Year-over-year production increased 218.2% from 234.4 MMcf in the second quarter 2006 to 745.8 MMcf in the second quarter 2007.

The Company drilled 18 gross wells in the second quarter of 2007, all of which were drilled in the PRB. Year-to-date, the Company has drilled 39 wells, 38 of which are located in the PRB.  Year-to-date 2007 finding and development costs in the PRB approximate $1.20 per Mcf.  Total project capital expenditures during the second quarter of 2007 were approximately $12.4 million.  2007 year-to-date capital expenditures total $21.4 million.

For the remainder of 2007, Storm Cat will continue the development of its four key operating areas: the PRB, Fayetteville Shale, Elk Valley and Alberta. Management expects production and proved reserves in the PRB to continue to grow during the second half of 2007.  If drilling and completion activities in the Fayetteville Shale are successful, the Company expects to book year-end reserves for the Fayetteville Shale.  De-watering results from the Elk Valley project are anticipated to provide determinative data by the fourth quarter of 2007.  Finally, Storm Cat is targeting conventional prospects associated with the Company’s acreage position in Alberta.

2007 Activity in the Powder River Basin

Storm Cat owns approximately 41,730 gross acres and 31,905 net acres in the Powder River Basin in Wyoming.

During the second quarter 2007, the Company drilled 18 wells bringing its total well count to 355 wells, of which 314 are Company-operated.  Production from the PRB at June 30, 2007 was 18.7 MMcf/d gross and 9.6 MMcf/d net.  The Company plans to add approximately 125 wells in the PRB in 2007.

2007 Activity in the Fayetteville Shale Area of Arkansas

Storm Cat’s current acreage position is 22,678 gross acres and 17,518 net acres in the Fayetteville Shale play in Arkansas.  The Company owned or controlled 20,051 gross and 13,982 net acres at December 31, 2006.  During the first half of 2007, Storm Cat added approximately 3,536 net acres in the Fayetteville Shale which are contiguous to and interspersed with the Company’s current acreage position.

In the second quarter, Storm Cat commenced the drilling of its first of three Company-operated horizontal wells budgeted in 2007 in the Fayetteville Shale. The second and third wells budgeted in 2007 are anticipated to be drilled during the third quarter of 2007.  The Company expects to have initial results from these wells during the second half of 2007. In addition, Storm Cat is in the final stages of negotiations for the construction of a sales pipeline to its acreage.  Right-of-ways are being secured and, assuming successful results from the three wells, construction of the sales pipeline is expected to begin during late third quarter or early fourth quarter 2007.  Finally, in 2007, Storm Cat has elected to participate in 16 non-operated Fayetteville Shale wells.  It owns between a 1% and 8% working interest in these wells, which are at various stages of planning, drilling, completion or production.  Current non-operated production associated with these wells is 0.2 MMcf/d net.

2007 Activity in British Columbia, Canada (Elk Valley)

Storm Cat holds approximately 77,775 gross and net acres in the Company’s Elk Valley coalbed methane project located in southeastern British Columbia.

Nine wells, including five wells drilled in 2006, are currently in the de-watering and evaluation stage.  The Company remains encouraged by water and associated gas production rates that are being observed and expects to make a determination as to the economic viability of the project at year-end 2007.

2007 Activity in Alberta, Canada (Western Canadian Sedimentary Basin)

Storm Cat owns or controls approximately 19,693 gross acres and 17,453 net acres in the Western Canadian Sedimentary Basin of Alberta, Canada.

In 2006, activity focused on evaluating the economic potential of Horseshoe Canyon and Mannville Coals.  Results have been inconclusive to date. Storm Cat drilled one Horseshoe Canyon / Belly River sand well during the first quarter of 2007 in Alberta.  Results from this well are pending additional production testing.

At present, the Company is exploring conventional prospects that may also present unconventional opportunities.  The Company expects capital expenditures of up to $4.0 million on these projects in the second half of 2007.

2007 Activity in Alaska

The Company holds approximately 24,505 gross and net acres in the onshore area of the Cook Inlet Region of Alaska and drilled one well on this acreage in 2006.  Storm Cat is in the process of evaluating completion potential and business opportunities associated with its acreage.

Business Risks

The exploration for, and acquisition, development, production and sale of natural gas is highly competitive and capital intensive. As in any commodity business, the market price of the commodity produced and the costs associated with finding, acquiring, extracting and financing the operation are critical to profitability and long-term value creation for shareholders.  Generating reserve and production growth while containing costs represents an ongoing focus for management, and is made particularly important in the Company’s business by the natural production and reserve decline associated with oil and gas properties. In addition to developing new reserves, Storm Cat competes to acquire additional reserves, which involves judgments regarding recoverable reserves, future gas prices, operating costs and potential environmental and other liabilities, title issues and other factors. During periods of high gas prices, third party contractor and material cost increases are more prevalent due to increased competition for goods and services. Other challenges the Company faces include attracting and retaining qualified personnel, gaining access to equipment and supplies and maintaining access to capital on sufficiently favorable terms.

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

•	Storm Cat has a multi-year inventory of drilling locations associated with its CBM and shale assets, allowing it the opportunity to grow reserves and replace and expand production organically.

•	The Company has put in place a Delegation of Authority policy outlining the hierarchy of authorization for expenditures and commitments and to provide checks and balances.

•	A comprehensive Authorization for Expenditure policy allows for the tracking of all significant capital expenditures so that budget to actual integrity can be monitored and maintained.

•	Storm Cat uses third party engineering to evaluate acquisitions and estimate year-end reserves. This provides an unbiased check against the Company’s internal evaluations.

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

2007 Capital Budget

Storm Cat’s Board of Directors approved a $40.0 million capital expenditure program for 2007 subject to a quarter-by-quarter review and reauthorization by the Board.   The 2007 capital budget includes $20.0 million for drilling approximately 125 wells in the PRB; $10.0 million for the drilling and completion of three Storm Cat operated wells in the Fayetteville Shale; and $10.0 million in Canada to maintain de-watering operations in Elk Valley and for drilling and completion activities in other Canadian projects.  The $40.0 million capital budget will be funded through cash flow from operations and cash-on-hand, augmented by the existing $35.0 million reserve-based revolving line of credit with JPMorgan and the Company’s recent $50.2 million subordinated debt financing.

The 2007 capital budget may be revised based on the evaluation of all factors affecting the industry including, without limitation, drilling rig and oilfield service availability drilling results, operational developments, unanticipated transaction opportunities, market conditions and commodity price fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company had approximately $2.2 million of working capital, which is sufficient to cover all of its short-term obligations.  Long-term obligations include borrowings under the $35.0 million reserve-based revolving line of credit with JPMorgan and the Series A Notes and the Series B Notes, currently at $63.4 million.  To meet its long-term obligations, the Company will need to generate internal cash flow or will have to look to equity or debt markets for additional capital.

Repayment of these obligations through growth in cash flow depends upon the successful development of Storm Cat’s natural gas reserves.  There is no guarantee that the Company will be successful in developing its reserves or that commodity prices will remain at a level that makes these assets economically viable. The Company has entered into financial hedges to protect its cash flow (see Note 11 “Derivative Financial Instruments” for further information); however, as additional gas production is developed and hedges expire, the Company’s cash flow will be subject to changes in commodity prices.

The Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, the Company’s liquidity either materially increasing or decreasing in the foreseeable future. Material increases or decreases in the Company’s liquidity are substantially determined by the cash flow from natural gas production from the Company’s producing properties, the success or failure of the Company’s exploration programs, and any future acquisition of new project interests.

The following table summarizes the Company’s sources and uses of cash for the six months ended June 30, 2007 and 2006, respectively.

	Six Months Ended
Sources and Uses of Cash	June 30,
In Thousands	2007	2006
Net cash provided by (used in) operations	$(7,024)	$1,774
Net cash used in investing activities	(32,417)	(21,992)
Net cash provided by financing activities	34,274	2,093
Effect of exchange rate changes on cash	883	958
Net cash flow	$(4,284)	$(17,167)

The decrease in cash provided by (used in) operations from the second quarter 2006 to the second quarter 2007 is primarily due to a reduction in operating working capital stemming from a significant reduction in accounts payable that was on the books at year-end 2006.  The increase in cash used in investing activities is the result of development and exploration programs undertaken in the first half of 2007.  Storm Cat also incurred a significant portion of 2006 budgeted capital expenditures in 2007 which is reflected in cash flows from investing activities.  The change in cash provided by financing activities is primarily related to the issuance of the Series A Notes and the Series B Notes in the first quarter of 2007.

Working Capital

At December 31, 2006 Storm Cat’s current liabilities of approximately $29.1 million exceeded its current assets of $13.5 million resulting in a working capital deficit of $15.6 million.  This compares to a working capital surplus of $2.2 million as of June 30, 2007.  The working capital surplus in 2007 is directly attributable to the net proceeds received from the sale of the Series A Notes and the Series B Notes.

Liquidity Indicators	June 30,	December 31,
In Thousands	2007	2006
Accumulated deficit	$22,562	$16,623
Working capital	$2,233	$(15,594)

Bank Credit Facility

Senior Credit Facility

On July 28, 2006, Storm Cat entered into a Credit Agreement, with JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the Lenders party thereto (the “U.S. Credit Agreement”).   Additionally, on July 28, 2006, Storm Cat entered into a Credit Agreement with JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Global Administrative Agent, and the Lenders party thereto (the “Canadian Credit Agreement” and together with the U.S. Credit Agreement, the “Credit Agreements”).  Pursuant to these Credit Agreements, the Company and its subsidiaries are permitted to borrow up to an aggregate principal amount of $250.0 million, to be allocated between them depending on the respective borrowing base under each such agreement.  The Credit Agreements were amended on January 30, 2007 pursuant to the First Amendment to the Combined Credit Agreements (the “First Amendment”) to allow for subordinated debt and to amend the current ratio requirement.  A subsequent Letter Agreement was entered into on February 16, 2007, which established the borrowing base at $20.0 million and adjusted the applicable interest rates until a re-determination of the Company’s reserves and borrowing base was conducted.  The Credit Agreements were amended again on May 24, 2007 pursuant to a Second Amendment to the Combined Credit Agreements (the “Second Amendment” and together with the Credit Agreements and the First Amendment, the “Amended Credit Agreements”).

Under the terms of the Second Amendment, the borrowing base of the Company increased to $35.0 million of which $20.0 million is conforming.  Interest on borrowings under the Amended Credit Agreements accrues at variable interest rates at either a Eurodollar rate or an alternative base rate, at the Company’s election.  On loans made under the U.S. Credit Agreement, the Eurodollar rate is calculated at LIBOR plus an applicable margin, which is 2.0% assuming 100% utilization of the then conforming global borrowing base.  The alternate base rate is calculated as (1) the greater of (a) the Prime Rate or (b) the Federal Funds Effective Rate plus 0.50%, plus (2) an applicable margin of 0.5% assuming 100% utilization of the then conforming global borrowing base.  For loans made under the Canadian Credit Agreement, the Eurodollar rate is calculated at LIBOR plus an applicable margin of 2.0% assuming 100% utilization of the then conforming global borrowing base.  Canadian Prime loans are calculated at the Canadian Prime Rate plus an applicable margin of 0.5% assuming 100% utilization of the then conforming global borrowing base.  USBR Loans Rates are calculated at the USBR plus 0.5% and the Bankers Acceptance Stamping Fee is 2.0% assuming 100% utilization of the then conforming global borrowing base.  Storm Cat elects the basis of the interest rate at the time of each borrowing.  In addition, the Company is obligated to pay a commitment fee under the Amended Credit Agreements quarterly in arrears based on a percentage multiplied by the daily amount that the aggregate commitments exceed borrowings under the Amended Credit Agreements.  The commitment fee percentage is 0.5% assuming 100% utilization of the then conforming global borrowing base.  Loans made under the Amended Credit Agreements are secured by mortgages on the Company’s natural gas properties and guaranteed by its PRB assets.

On March 31, 2008, the Global Borrowing Base must equal the Conforming Borrowing Base.  The Amended Credit Agreements require the Company to hedge 80% of is current proved developed producing production as determined on January 1, 2007 for a term of three years.  The Amended Credit Agreements require the Company to comply with financial covenants as follows:  (1) a ratio of current assets to current liabilities (determined at the end of each quarter) of not less than 1:1;  and (2) a ratio of total funded debt to EBITDA (as such terms are defined in the Amended Credit Agreement) for the most recent quarter, annualized, not to be greater than 4:1 for the fiscal quarter ending June 30, 2007, and 3:1 for each subsequent quarter.  Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets.

The Company was not in compliance of the EBITDA covenant as of June 30, 2007 and projected that it was probable that it would not be in compliance of the EBITDA covenant as of September 30, 2007. Waivers were obtained from JPMorgan for the quarter ended June 30, 2007 and the quarter ended September 30, 2007.  Pursuant to the provisions of the Emerging Issues Task Force (“EITF”) No. 86-30, Classifications of Obligations When a Violation is Waived by the Creditor, the Company projected that future compliance with existing covenants at year-end 2007 was probable.  Therefore, the Company has not reclassified amounts outstanding under the credit facility as current liabilities. The Company is currently working with JPMorgan on an amendment to the credit facility.  This amended credit facility is expected to have revised covenants, and as these revised covenants are currently unknown, management is not able to assess the likelihood of compliance until such time the amended credit facility is agreed to.  Until an agreement is reached, the borrowing base has been reduced to $27.5MM from $35.0MM.

As of June 30, 2007, the Company had $13.2 million outstanding under the Amended Credit Agreements.  An additional $5.0 million was drawn on the line on July 10, 2007, leaving a balance outstanding of $18.2 million subsequent to quarter-end.  At the time of the filing of this report, the Company has approximately $8.3 million available to borrow under the Amended Credit Agreements after taking into account approximately $1.0 million in letters of credit secured by the line.

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

On January 30, 2007, Storm Cat closed the private placement of Series A Notes to qualified institutional and accredited investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended, and exemptions from Canadian prospectus and registration requirements under National Instrument 45-106.  The Series A Notes will mature on March 31, 2012, unless earlier converted, redeemed or repurchased.  The Series A Notes bear interest at a rate of 9.25% per annum, commencing on January 30, 2007.  Interest on the Series A Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2007.

On March 30, 2007, Storm Cat closed on $31.7 million of Series B Notes to qualified institutional and accredited investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended, and exemptions from Canadian prospectus and registration requirements under National Instrument 45-106. The Series B Notes will mature on March 31, 2012, unless earlier converted, redeemed or repurchased.  The Series B Notes bear interest at a rate of 9.25% per annum, commencing on March 30, 2007.  Interest on the Series A Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2007.  In April, 2007, the Company collected $17.4 million in proceeds on the subscription receivable on its Series B Convertible Notes.

In Canada, any shares issued on conversion of the Series B Notes are also subject to a four month hold period and may not be traded before July 31, 2007 unless permitted under applicable securities legislation and the rules of the Toronto Stock Exchange.

As part of the private placements, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors requiring the Company to file with the SEC registration statements covering the common shares issuable upon conversion of the Series A Notes and the Series B Notes.  Under the terms of the Registration Rights Agreement, the Company had thirty days from the day of closing both the Series A Notes transaction and the Series B Notes transaction to file a Form S-1 registration statement with the SEC.  The Company fulfilled this obligation with respect to both the Series A Notes and the Series B Notes.

On June 29, 2007, the Company filed an amended S-1 registration statement for 12,679,486 shares underlying the conversion of the Series A Notes and 8,241,106 shares underlying the conversion of the Series B Notes.  The registration statement went effective on June 29, 2007.  This registration statement did not include all of the common shares that are issuable upon conversion of the Series A Notes and the Series B Notes.

The Company is required to file by September 1, 2007 an additional S-1 registration statement or, if eligible an S-3 registration statement, to register the remaining common shares issuable upon conversion of the Series A Notes and the Series B Notes.  The common shares remaining to be registered under the Series A Notes total 3,162,394 and under the Series B Notes total 18,818,723.  The Company has 150 days from the date of filing the additional registration statement to have the registration statement declared effective or pay liquidated damages in the amount of 1.0% of the aggregate purchase price per month ($257,179) to a maximum of 10.0% of the aggregate purchase price ($2,571,791).  Liquidated damages can, at the option of the Company, be paid in cash or in fully paid and non-assessable common shares if all equity conditions outlined in the Form S-1 registration statement are met.

Further detail of the agreement between the Company and the holders of the  Series A Notes and the Series B Notes is disclosed in three separate Forms 8-K filed by the Company on January 25, February 5, and April 5, 2007.

Additional Financing

The Company is constantly investigating participation opportunities in additional exploration and development projects.  If new project interests are acquired, the Company will require additional funds for acquisition and exploration and/or development of these new projects.

Off-Balance Sheet Arrangements

From time-to-time, Storm Cat enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2007, the off-balance sheet arrangements and transactions that Storm Cat has entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Recent Developments

Effective April 9, 2007, J. Scott Zimmerman resigned as President and Chief Executive Officer of Storm Cat.

On May 18, 2007, the Company entered into a Separation Agreement with Mr. Zimmerman. The Separation Agreement provided that the Company pay Mr. Zimmerman $350,000 in a single lump sum payment on May 26, 2007, subject to statutory and authorized deductions. The Separation Agreement accelerated the vesting on all stock options held by Mr. Zimmerman.  All unexercised stock options issued to Mr. Zimmerman continue to be exercisable until the original expiration date(s).  The accelerated options have been fully expensed for a total of $336,987 as of June 30, 2007.  The Separation Agreement also contains (1) a mutual release and waiver by both parties for matters pertaining to or arising out of Mr. Zimmerman's employment, (2) a 12-month limited non-competition covenant by Mr. Zimmerman and (3) provisions related to the non-disclosure of confidential information, the non-solicitation of certain employees and mutual non-disparagement.

On June 21, 2007, the Company announced that Joseph M. Brooker, who had been working with the Company as an independent consultant since early 2007, had been named Chief Executive Officer. Mr. Brooker was also appointed to the Company’s Board of Directors following its Annual General Meeting of Shareholders on June 21, 2007. He assumed the duties as Chief Executive Officer effective July 2, 2007.

On the same day, Storm Cat also announced that Keith Knapstad, who had been serving as Acting Chief Executive Officer and President of Storm Cat since March 9, 2007, had been appointed President and Chief Operating Officer and resigned his position as Acting Chief Executive Officer and President. Mr. Knapstad will continue to have oversight and control of all aspects of the Company’s United States and Canadian operations.

On July 11, 2007, the Company announced that Don Martin, Vice President of Canadian and International Operations, had resigned his position effective July 31, 2007 to pursue other opportunities.

Results of Operations

Comparative Results of Operations for the Six Months Ended June 30, 2007 and 2006

Selected Operating Data:	Six Months Ended June 30,
	2007	2006
Net Sales Volume:
Natural gas (MMcf)	1,408.4	457.4

Oil and Gas Sales (In Thousands)
Natural gas	$7,580	$2,878

Average Sales Prices:
Natural gas (per Mcf)	$5.38	$6.29

Additional Data (per Mcf):
Gathering and transportation	$0.68	$1.23
Lease operating expenses	$1.10	$2.13
Ad valorem and property taxes	$0.43	$0.83
Depreciation, depletion, amortization and accretion	$2.49	$2.63
General and administrative, net of capitalization	$3.52	$2.46
Stock-based compensation	$0.84	$3.17

Natural Gas Sales.  Natural gas sales revenue increased approximately 163.4% from $2.878 million in the first six months of 2006 to $7.580 million for the same period in 2007.  Sales revenue is a function of sales volumes and average sales prices. Sales volumes increased 207.9% between periods.  The volume increase resulted primarily from acquisition and successful drilling activities over the past year that produced increased sales volumes which more than offset the natural decline in production.  The Company’s average price for natural gas decreased 14.5% between periods.

Lease Operating Expenses.  Lease operating expenses increased approximately $0.576 million to $1.548 million in the first six months of 2007 compared to $0.972 million the first six months of 2006.  The increase resulted primarily from costs associated with new property acquisitions and drilling in the current year.  Lease operating expenses as a percentage of oil and gas sales decreased from 46.9% during the first six months of 2006 to 28.5% during the first six months of 2007 as lease operating cost increases did not keep pace with volume increases.  Lease operating expenses per Mcf decreased 48.3% from $2.13 during the first six months of 2006 to $1.10 during the same period in 2007.

Ad Valorem and Property Taxes. Ad valorem and property taxes increased approximately $0.233 million to $0.611 million in the first six months of 2007 compared to $0.378 million the first six months of 2006.  The increase resulted primarily from gas volume increases over the past year.  Ad valorem and property taxes as a percentage of oil and gas sales decreased from 13.1% during the first six months of 2006 to 8.1% during the first six months of 2007.  This decrease is attributable to lower CIG pricing in the second quarter of 2007 as compared to 2006.  Volatility in gas sales prices has been normalized by the Company’s hedge contracts, but the valuation for taxes is based on market price.  Ad valorem and property tax per Mcf decreased 47.5% from $0.83 during the first six months of 2006 to $0.43 during the same period in 2007.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased by $2.354 million to $3.415 million during the first six months of 2007 compared to $1.061 million for the same period in 2006.  This increase resulted from increased production generated by properties recently acquired.  The per Mcf rate decreased $0.13 or 5.0% from $2.63 in the first six months of 2006 to $2.49 for the same period in 2007.  The components of depreciation, depletion and amortization expense were as follows:

Depreciation, Depletion and Amortization	Six Months Ended June 30,
In Thousands	2007	2006
Depreciation	$128	$149
Depletion	3,287	912
Amortization	--	--
Total depreciation, depletion and amortization	$3,415	$1,061

General and Administrative Expense. The Company reports general and administrative expense net of stock-based compensation and capitalized internal costs.  The components of general and administrative expense were as follows:

General and Administrative Expense	Six Months Ended June 30,
In Thousands	2007	2006
General and administrative expense	$4,963	$2,240
Stock-based compensation	1,189	1,451
Capitalized internal costs	--	(1,114)
Total general and administrative expense, net	$6,152	$2,577

Net general and administrative expense increased $3.575 million to $6.152 million during the initial six months of 2007 compared to $2.577 million during the same period in 2006.  On a per Mcf basis, net general and administrative expense increased 43.1% from $2.46 in the first half of 2006 to $3.52 for the same period in 2007.  The period-over-period change is comprised of several factors, including a lump sum severance payment made to J. Scott Zimmerman in the second quarter of 2007 for $0.350 million.  Additionally, salaries and related taxes and benefits, excluding Mr. Zimmerman’s severance payment, totaled $1.550 million in the first half of 2007 compared to $1.067 million in the first half of 2006; and legal fees increased by $0.168 million quarter-over-quarter.  General and administrative expense in the second quarter of 2007 also included $0.159 million related to the reclassification of reserve audit fees from lease operating expense to general and administrative.  Bank fees related to alternative financing of $0.300 million were incurred in the first half of 2007, and the amortization of debt issuance cost in 2007 was $0.600 million.  Beginning with 2007, Storm Cat discontinued the capitalization of internal costs.  In the first half of 2006, $1.114 million of internal costs were capitalized.

Impairment.  There was no impairment recorded in the six months ended June 30, 2007 or 2006.

Income Tax.  The income tax benefit realized in the first half of 2007 was $1.278 million.  This is a tax benefit that is passed on to our flow-through shareholders.  In order to have this tax benefit, the flow-through shareholders pay a premium above market for their shares.  This premium is reduced in equity and recorded as a liability.  As the capital obligation is spent, the liability is reduced and an income tax benefit is recorded to the income statement.  A flow-through share liability of $15,000 still remains on the Company’s balance sheet and the associated capital must be spent by December 31, 2007.

Interest Expense.  Interest expense during the first half of 2007 consists primarily of interest expense related to the Company’s senior credit facility with JPMorgan and on the Series A Notes and the Series B Notes.  These obligations were not in place in the first half of 2006.

Known Future Trends.  The Company expects continued increases in its production, revenue and lease operating expenses and interest expense due to its capital expenditure plans and wells coming on production.   The Company also expects ongoing significant capital expenditures in order to explore and develop its current acreage.

Comparative Results of Operations for the Three Months Ended June 30, 2007 and 2006

Selected Operating Data:	Three Months Ended June 30,
	2007	2006
Net Sales Volume:
Natural gas (MMcf)	745.8	234.4

Oil and Gas Sales (In Thousands)
Natural gas	$3,668	$1,599

Average Sales Prices:
Natural gas (per Mcf)	$4.92	$6.82

Additional Data (per Mcf):
Gathering and transportation	$0.53	$1.19
Lease operating expenses	$1.31	$2.52
Ad valorem and property taxes	$0.38	$0.78
Depreciation, depletion, amortization and accretion	$2.52	$2.98
General and administrative, net of capitalization	$3.70	$2.03
Stock-based compensation	$0.98	$2.91

Natural Gas Sales.  Natural gas sales revenue increased approximately 129.4% from $1.599 million in the second quarter of 2006 to $3.668 million for the same period in 2007.  Sales revenue is a function of sales volumes and average sales prices. Sales volumes increased 218.2% between periods.  The volume increase resulted primarily from acquisition and successful drilling activities over the past year that produced increased sales volumes which more than offset the natural decline in production.  The Company’s average price for natural gas decreased 27.9% between periods.

Lease Operating Expenses.  Lease operating expenses increased approximately $0.298 million to $1.072 million in the second quarter of 2007 compared to $0.774 million the second quarter of 2006.  The increase resulted primarily from costs associated with new property acquisitions and drilling in the current year.  Lease operating expense as a percentage of oil and gas sales decreased from 48.4% during the second quarter of 2006 to 34.2% during the second quarter of 2007 as lease operating cost increases did not keep pace with volume increases.  Lease operating expense per Mcf decreased 48.2% from $2.52 during the second quarter of 2006 to $1.31 during the same period in 2007.

Ad Valorem and Property Taxes. Ad valorem and property taxes increased approximately $0.098 million to $0.282 million in the second quarter of 2007 compared to $0.184 million the second quarter of 2006.  The increase resulted primarily from gas volume increases over the past year.  Ad valorem and property taxes as a percentage of oil and gas sales decreased from 11.5% during the second quarter of 2006 to 7.7% during the second quarter of 2007.  This decrease is attributable to lower CIG pricing in the second quarter of 2007 as compared to 2006.  Volatility in gas sales prices has been normalized by the Company’s hedge contracts, but the valuation for taxes is based on market price.  Ad valorem and property tax per Mcf decreased 51.7% from $0.78 during the second quarter of 2006 to $0.38 during the same period in 2007.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased by $1.270 million to $1.843 million during the second quarter of 2007 compared to $0.573 million for the same period in 2006.  This increase resulted from increased production from recent acquisitions and an increase in the DD&A rate.  The per Mcf rate decreased $0.46 or 15.3% from $2.98 in the second quarter of 2006 to $2.52 for the same period in 2007.  The components of depreciation, depletion and amortization expense were as follows:

Depreciation, Depletion and Amortization	Three Months Ended June 30,
In Thousands	2007	2006
Depreciation	$54	$73
Depletion	1,742	500
Amortization	--	--
Total depreciation, depletion and amortization	$1,796	$573

General and Administrative Expense. The Company reports general and administrative expense net of stock-based compensation and capitalized internal costs.  The components of general and administrative expense were as follows:

General and Administrative Expense	Three Months Ended June 30,
In Thousands	2007	2006
General and administrative expense	$2,763	$1,206
Stock-based compensation	728	683
Capitalized internal costs	--	(730)
Total general and administrative expense, net	$3,491	$1,159

Net general and administrative expense increased $2.332 million to $3.491 million during the second quarter of 2007 compared to $1.159 million during the same period in 2006.  On a per Mcf basis, net general and administrative expense increased 82.4% from $2.03 in the second quarter of 2006 to $3.70 for the same period in 2007.  In the second quarter of 2007, a lump sum severance payment of $0.350 million was made to J. Scott Zimmerman.  Salaries and related benefits and taxes in the second quarter of 2007 totaled $0.785 million, excluding the severance payment and associated taxes made to Mr. Zimmerman. Additionally, debt issuance costs of $0.453 million (primarily related to the amortized portion of fees associated with the Series A Notes and the Series B Notes) were recorded in the second quarter of 2007.  In total, Storm Cat incurred $1.219 million in one-time general and administrative expenses in the second quarter of 2007 for severance payments and non-recurring fees relative to the registration of the Series A Notes and the Series B Notes including debt issuance costs, legal fees, registration fees and other related charges.  Beginning in 2007, Storm Cat discontinued the capitalization of internal costs.  In the second quarter of 2006, $0.729 million of internal costs were capitalized.

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

The Company also has a firm transportation agreement with an unaffiliated third party that expires November 30, 2013.  The agreement requires the Company to pay $0.15 per Dth on 100% load basis of 4,000 Dth/D.  Gas is received at Glenrock and WIC and delivered to the Dullknife hub.  The Company is currently meeting its volume commitment relative to this agreement.

Outstanding Share Data

As of June 30, 2007, the Company had 81,004,820 shares issued and outstanding, and 4,649,569 share purchase, finder fee and agent warrants outstanding.  Also at June 30, 2007, there were 4,760,000 common share options outstanding under the Company’s Amended and Restated Share Option Plan and 122,500 unvested RSUs outstanding under the Company's Restricted Share Unit Plan.  The total amount of common shares reserved for issuance under the Amended and Restated Share Option Plan and the Restricted Share Unit Plan as of June 30, 2007 was 4,882,500 common shares.  There were also 15,841,880 common shares reserved for issuance upon conversion of the Series A Notes and 27,059,829 common shares reserved for issuance upon conversion of the Series B Notes.

During the six months ended June 30, 2007, 500,000 options were exercised for gross proceeds of $169,145; and 75,000 RSUs vested generating an expense to the Company of $79,061.  No warrants were exercised during this six-month period.

Related Party Transactions

The Company has an agreement with Beatty & Wozniak, P.C., a law firm of which Mr. Wozniak is a partner, for  retainer and legal fees of a minimum of $10,000 per month plus reasonable expenses.  The Company paid Beatty & Wozniak $153,236 in legal fees and expenses in the first six months of 2007.  Storm Cat’s Board of Directors approved these transactions, with Mr. Wozniak abstaining.

The Company closed its private offerings of  the Series A Notes and the Series B Notes on January 30, 2007 and March 30, 2007, respectively.  Trapeze Asset Management Inc. and Trapeze Capital Corp., two related entities that, together with a group including 1346049 Ontario Limited and Randall Abramson, beneficially own more than 5% of the Company's common shares, participated in both the Company's Series A Note and Series B Note offerings.  The two entities purchased $3.7 million in Series A Notes, convertible at a rate of $1.17 per share into 3,162,394 common shares, and $13.1 million in Series B Notes, convertible at a rate of $1.17 per share into 11,196,581 common shares.

Both the Series A Notes and the Series B Notes accrue interest at a rate of 9.25% per annum, which the Company pays quarterly in arrears.  Storm Cat's Board of Directors approved the transactions with Trapeze Asset Management Inc. and Trapeze Capital Corp.

The following directors or officers participated in the Series B Note offering in the following amounts:  J. Scott Zimmerman - $30,000; Paul Wiesner - $25,000; Robert J. Clark - $50,000; David G. Wight - $3,000; and Michael O’Byrne - $10,000.

Glossary of Natural Gas Terms

The following is a description of the meanings of some of the oil and natural gas industry terms used in this Quarterly Report on Form 10-Q.

Bcf. Billion cubic feet of natural gas.

Btu or British Thermal Unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

“CIG” Colorado Interstate Gas.  CIG is a major transporter of natural gas in the Rocky Mountain region. The Colorado Interstate Gas system is connected to nearly every major supply basin in the Rocky Mountains as well as production areas in the Texas Panhandle, western Oklahoma, western Kansas, and Wyoming.  Storm Cat’s PRB gas is priced at the CIG index price.

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

Farm-in or farm-out. An agreement under which the owner of a working interest in a oil and natural gas lease  assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage.  Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage.  The assignor usually retains a royalty or reversionary interest in the lease.  The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”

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

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

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

As of June 30, 2007, the Company had an inception-to-date unrealized gain on hedges of $2.1 million; of which $0.3 million was classified as a long-term liability and $2.4 million was classified as a current asset.  All of Storm Cat’s natural gas derivative instruments qualified as cash flow hedges for accounting purposes under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as of this date.

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

At the June 30, 2007, Storm Cat had the following commodity swaps in place:

Natural Gas	From	To	Qtrly. Vol. (MMBtu)
Contract #1 - $7.16 per MMBtu	Jul-07	Sep-07	138,000
	Oct-07	Dec-07	138,000
	Jan-08	Mar-08	136,500
	Apr-08	Jun-08	136,500
	Jul-08	Sep-08	138,000
	Oct-08	Dec-08	138,000
	Jan-09	Mar-09	135,000
	Apr-09	Jun-09	136,500
	Jul-09	Jul-09	46,500

Contract #2 - $7.27 per MMBtu	Jul-07	Sep-07	184,000
	Oct-07	Dec-07	184,000
	Jan-08	Mar-08	182,000
	Apr-08	Jun-08	182,000
	Jul-08	Sep-08	184,000
	Oct-08	Dec-08	184,000
	Jan-09	Mar-09	180,000
	Apr-09	Jun-09	182,000
	Jul-09	Aug-09	124,000

Contract #3 - $5.12 per MMBtu	Jul-07	Sep-07	220,800
	Oct-07	Dec-07	220,800

Contract #4 - $5.22 per MMBtu	Jul-07	Sep-07	42,000
	Oct-07	Dec-07	100,000

Contract #5 - $6.61 per MMBtu	Jan-08	Mar-08	109,200
	Apr-08	Jun-08	109,200
	Jul-08	Sep-08	110,400
	Oct-08	Dec-08	110,400

Contract #6 - $7.14 per MMBtu	Jan-08	Mar-08	343,000
	Apr-08	Jun-08	389,000
	Jul-08	Sep-08	365,000
	Oct-08	Dec-08	332,000

Contract #7 - $7.38 per MMBtu	Jan-09	Mar-09	383,000
	Apr-09	Jun-09	305,000
	Jul-09	Sep-09	385,000
	Oct-09	Dec-09	488,000

Contract #8 - $7.75 per MMBtu	Jan-10	Mar-10	427,000
	Apr-10	Apr-10	130,000

The commodity swaps shown above were established in conjunction with the credit facility to allow the Company access to the funds needed to explore and develop its existing acreage and to make acquisitions.  The swaps are hedged at CIG prices.

A 10% increase/decrease in CIG gas prices will result in a +/- change of $2.7 million in the value of unrealized derivatives.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007.  Based upon their evaluation of these disclosures controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2007.

Changes in internal control over financial reporting.  There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2007 which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual General Meeting of Shareholders of Storm was held on June 21, 2007. The following matters were voted on at the meeting:

(i) the election of six (6) directors, (ii) the ratification of the appointment of Hein & Associates, LLP to serve as the independent registered public accounting firm for Storm Cat for fiscal year 2007, (iii) the approval of an amendment to the Company’s Amended and Restated Share Option Plan with respect to blackout period option expiration dates, (iv) the approval of an amendment to the Company’s Amended and Restated Share Option Plan to include more detailed provisions regarding director discretionary authority to amend the Amended and Restated Share Option Plan or an outstanding option without shareholder approval and (v) the approval of an amendment to the Company’s Restricted Share Unit Plan to include more detailed provisions regarding director discretionary authority to amend the Restricted Share Unit Plan or an outstanding restricted share unit without shareholder approval.

(i)
The entire nominated Board of Directors was elected and the Inspector of Election certified that the votes cast for or withheld with respect to the election of each Director were as follows:

Name	Number of Votes Cast For	Number of Votes Withheld

Robert J. Clark	49,813,918	1,174,665

Michael O'Byrne	49,804,075	1,184,508

Robert Penner	49,834,813	1,153,768

Jon Whitney	49,832,005	1,156,578

David Wight	49,661,574	1,327,009

Michael J. Wozniak	49,406,208	1,582,375

(ii)
The Inspector of Election certified that the votes cast for, against or abstentions with respect to the ratification of the appointment of Hein & Associates, LLP to serve as the independent registered public accounting firm for Storm Cat for fiscal year 2007 were as follows:

For:	Against:	Abstentions:
50,550,236	199,221	234,126

(iii)
The Inspector of Election certified that the votes cast for, against or abstentions with respect to the approval of an amendment to the Company’s Amended and Restated Share Option Plan with respect to blackout period option expiration dates:

For:	Against:	Abstentions:
24,845,496	1,258,535	0

(iv)
The Inspector of Election certified that the votes cast for, against or abstentions with respect to the approval of an amendment to the Company’s Amended and Restated Share Option Plan to include more detailed provisions regarding director discretionary authority to amend the Amended and Restated Share Option Plan or an outstanding option without shareholder approval:

For:	Against:	Abstentions:
24,453,807	4,235,206	0

(v)
The Inspector of Election certified that the votes cast for, against or abstentions with respect to the approval of an amendment to the Company’s Restricted Share Unit Plan to include more detailed provisions regarding director discretionary authority to amend the Restricted Share Unit Plan or an outstanding restricted share unit without shareholder approval:

For:	Against:	Abstentions:
24,560,557	4,123,726	0

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

10.1
Amended and Restated Share Option Plan dated June 21, 2007 (incorporated by reference to Exhibit 10.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on June 26, 2007 (Commission File No. 001-32628))

10.2
Restricted Share Unit Plan dated June 21, 2007 (incorporated by reference to Exhibit 10.2 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on June 26, 2007 (Commission File No. 001-32628))

10.3
Storm Cat Energy Corporation Director Compensation Policy (incorporated by reference to Exhibit 10.3 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on June 26, 2007 (Commission File No. 001-32628))

10.4
Second Amendment to Combined Credit Agreements, dated as of May 24, 2007, by and among Storm Cat Energy, Storm Cat Energy (USA) Corporation, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch and the Lenders thereto (incorporated by reference to Exhibit 10.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on May 31, 2007 (Commission File No. 001-32628))

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORMCAT ENERGY CORPORATION

Date: August 9, 2007	By	/s/ Joseph M. Brooker
Joseph M. Brooker
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2007	By	/s/ Paul Wiesner
Paul Wiesner
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

10.1
Amended and Restated Share Option Plan dated June 21, 2007 (incorporated by reference to Exhibit 10.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on June 26, 2007 (Commission File No. 001-32628))

10.2
Restricted Share Unit Plan dated June 21, 2007 (incorporated by reference to Exhibit 10.2 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on June 26, 2007 (Commission File No. 001-32628))

10.3
Storm Cat Energy Corporation Director Compensation Policy (incorporated by reference to Exhibit 10.3 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on June 26, 2007 (Commission File No. 001-32628))

10.4
Second Amendment to Combined Credit Agreements, dated as of May 24, 2007, by and among Storm Cat Energy, Storm Cat Energy (USA) Corporation, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch and the Lenders thereto (incorporated by reference to Exhibit 10.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on May 31, 2007 (Commission File No. 001-32628))

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.