Form 10-Q
period 2007-09-30
Storm Cat Energy CORP
filed 2007-11-08
CIK 1178818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

As of November 5, 2007, there were 81,078,570 common shares outstanding.

Table of Contents

TABLE OF CONTENTS PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 6. Exhibits	30
Certification of CEO Pursuant to Section 302	33
Certification of CFO Pursuant to Section 302	34
Certification of CEO Pursuant to 18 U.S.C. Section 1350	35
Certification of CFO Pursuant to 18 U.S.C. Section 1350	36

PART I—FINANCIAL INFORMATION
 Item 1. Financial Statements
STORM CAT ENERGY CORPORATION

STORM CAT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(stated in thousands of U.S. dollars, except share amounts)

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$4,745	$5,299
Accounts receivable:
Joint interest billing	1,548	1,932
Revenue receivable	630	2,121
Fair value of derivative instruments	3,637	2,670
Prepaid costs and other current assets	3,575	1,445
Total current assets	14,135	13,467
PROPERTY AND EQUIPMENT (full cost method), at cost:
Oil and gas properties:
Unproved properties	57,911	54,873
Proved properties	57,048	46,446
Less accumulated depreciation, depletion, and amortization	(10,509)	(4,764)
Oil and gas properties, net	104,450	96,555
Other property	1,160	1,057
Accumulated depreciation	(684)	(408)
Total other property, net	476	649
Total property and equipment, net	104,926	97,204
OTHER NON-CURRENT ASSETS:
Restricted cash	378	511
Debt issuance costs, net of accumulated amortization of $522 and $0, respectively	2,895	--
Fair value of derivative instruments	1,574	782
Total other non-current assets	4,847	1,293
Total assets	$123,908	$111,964
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,393	$7,302
Revenue payable	890	2,063
Accrued and other liabilities	5,394	10,011
Flow-through shares liability	--	1,233
Notes payable	--	7,500
Production taxes payable	657	--
Interest payable	399	952
Stock-based compensation liability	608	--
Total current liabilities	10,341	29,061
NON-CURRENT LIABILITIES:
Asset retirement obligation	1,541	1,871
Ad valorem taxes payable	539	--
Bank debt	29,219	19,350
Series A & B Convertible Notes	50,195	--
Total non-current liabilities	81,494	21,221
Total liabilities	91,835	50,282
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY:
Common stock, no par value, unlimited authorized, issued and outstanding: 81,078,570 at September 30, 2007 and 80,429,820 at December 31, 2006	69,756	69,518
Additional paid-in capital	4,746	4,910
Accumulated other comprehensive income	10,848	3,877
Accumulated deficit	(53,277)	(16,623)
Total stockholders' equity	32,073	61,682
Total liabilities and stockholders' equity	$123,908	$111,964

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(stated in thousands of U.S. dollars, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NATURAL GAS REVENUE	$4,181	$2,181	$11,761	$5,060

OPERATING COSTS:
Gathering and transportation	581	390	1,539	947
Operating expenses	1,733	645	3,892	2,002
General and administrative	621	2,582	6,773	5,205
Depreciation, depletion, amortization, and accretion of asset retirement obligation	2,616	840	6,129	1,953
Asset impairment	27,773	2,000	27,773	2,000
Total operating costs	33,324	6,457	46,106	12,107
Operating loss	(29,143)	(4,276)	(34,345)	(7,047)

OTHER (INCOME) EXPENSE:
Interest expense	1,133	311	3,281	318
Interest and other miscellaneous income	(43)	(93)	(176)	(422)
Amortization of deferred financing costs	522	--	522	--
Total other (income) expense	1,612	218	3,627	(104)

Loss before taxes	(30,755)	(4,494)	(37,972)	(6,943)

Recovery of future income tax asset from flow-through shares	(40)	(731)	(1,318)	(731)

NET LOSS	$(30,715)	$(3,763)	$(36,654)	$(6,212)
Basic and diluted net loss per share	$(.38)	$(0.05)	$(0.45)	$(0.09)
Weighted average number of shares outstanding	81,029,861	68,581,241	80,857,105	67,060,208

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)
(stated in thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity
BALANCE AT DECEMBER 31, 2006	80,429,820	$69,518	$4,910	$3,877	$(16,623)	$61,682
Stock options exercised	500,000	169				169
RSUs vested	148,750	77				77
Stock issuance costs		(8)				(8)
Stock-based compensation			(164)			(164)
Net loss					(36,654)	(36,654)
Net change in foreign currency translation and fair value of derivatives				6,971		6,971
Other comprehensive income (Note 4)						(29,683)
BALANCE AT SEPTEMBER 30, 2007	81,078,570	$69,756	$4,746	$10,848	$(53,277)	$32,073

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(stated in thousands and U.S. dollars)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	(36,654)	(6,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of future income tax asset from flow-through shares	(1,318)	(731)
Stock-based compensation	607	2,238
Depreciation, depletion, and amortization	5,985	1,807
Accretion of asset retirement obligation	144	146
Asset impairment	27,773	2,000
Gain on disposition of properties	--	185
Amortization of debt issuance costs	522	--
Changes in operating assets and liabilities:
Accounts receivable	467	(427)
Prepaid costs and other current assets	(563)	(844)
Accounts payable	122	(3,784)
Accrued interest and other current liabilities	(790)	3,284
Net cash used in operating activities	(3,705)	(2,338)
Cash flows from investing activities:
Restricted cash	147	(260)
Capital expenditures - oil and gas properties	(48,563)	(56,445)
Capital expenditures - other assets	(39)	(145)
Net cash used in investing activities	(48,455)	(56,850)
Cash flows from financing activities:
Flow-through shares	--	1,950
Issuance of common stock	243	19,483
Debt issuance costs	(3,417)	--
Proceeds from bank debt	2,369	27,500
Proceeds from Series A & B Convertible Notes	50,195	--
Net cash provided by financing activities	49,390	48,933
Effect of exchange rate changes on cash	2,216	892
Net decrease in cash and cash equivalents	(554)	(9,363)
Cash and cash equivalents at beginning of period	5,299	29,502
Cash and cash equivalents at end of period	$4,745	$20,139
Supplemental disclosure of cash flow information:
Cash paid for interest (net of amount capitalized)	$3,616	$--
Supplemental schedule of non-cash investing and financing activities:
Accruals of oil and gas properties	$7,070	$15,841

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

Note 1.                Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Storm Cat and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the preparation of interim financial information.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the financial position of Storm Cat as of September 30, 2007, results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006.  Interim results are not necessarily indicative of the results that may be expected for a full year because of the impact of fluctuations in prices received for natural gas and other factors.

Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements requires that management make estimates and assumptions and use judgment regarding the reported amounts of assets, liabilities, revenue and expenses and in the disclosure of commitments and contingencies.  Actual results may differ from these estimates as future confirming events occur and such differences could be significant.

For a more complete understanding of Storm Cat’s operations, financial position and accounting policies, these unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Certain reclassifications have been made to prior amounts to conform to the classifications used in the current period.

Note 2.                Summary of Significant Accounting Policies

Critical accounting estimates used in the preparation of the consolidated financial statements involve considerable judgment and are, or could be, significantly affected by factors that are outside the Company’s control.

Oil and Gas Reserves

Storm Cat follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a cost center, on a country-by-country basis, referred to as a “full cost pool.”  Storm Cat currently has two full cost pools; one in the United States and one in Canada.  Depreciation, depletion and amortization of oil and gas properties is computed using the units-of-production method based upon estimated proved oil and gas reserves.  Under the full cost method of accounting, costs to be amortized shall include (A) all capitalized costs, less accumulated depletion, depreciation, amortization and impairment, other than the cost of properties; (B) the cost of investments in unproved properties and major projects excluded from capital costs to be amortized; (C) the estimated future expenditures (based on current costs) to be incurred in developing proved reserves; and (D) estimated dismantlement and abandonment costs, net of estimated salvage values.  Capitalized oil and gas property costs may not exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves, the lower of the estimated fair value of evaluated properties, the cost of unevaluated properties, and the tax effects of the difference between book and tax basis of the evaluated and unevaluated properties.  Should capitalized costs, within a cost center, less related deferred income taxes, exceed this ceiling, the excess shall be charged to expense with the offset directly to the full cost pool.

Costs of acquiring and evaluating unproved properties are initially excluded from depreciation, depletion and amortization calculations.  These unproved properties are assessed periodically to ascertain whether impairment has occurred.  When proved reserves are assigned, the cost of the property is added to costs subject to depreciation, depletion and amortization.  When an unproved property is considered to be impaired, the costs are subject to depreciation, depletion and amortization expense.  Proceeds from sales, if any, of oil and gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the estimated proved oil and gas reserves attributable to a cost center.

Estimated reserve quantities and future net cash flows have the most significant impact on the Company because these estimates are used in providing a measure of the Company’s overall value.  These estimates are also used in the quarterly calculations of depreciation, depletion and impairment of the Company’s proved oil and gas properties.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. , prices and costs as of the date the estimate is made.  Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.  Estimating oil and gas reserves is complex and is not exact because of the numerous uncertainties inherent in the process.  The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission ("SEC"), relative to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.  The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.

The most accurate method of determining proved reserve estimates is based upon historical production, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data.  The accuracy of the decline analysis method generally increases with the length of the production history. Since most of the Company’s wells have been producing less than five years, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the Company’s estimates of proved developed producing, developed non-producing and undeveloped reserves. As the Company’s wells are produced over time and more data is available, the estimated proved reserves will be re-determined on a periodic basis and may be adjusted based on that data.

The Company calculated the ceiling value of its proved reserves based upon the September 30, 2007 market price for natural gas of $1.9855 per MMBtu at the Colorado Interstate Gas (“CIG”) – Mainline index and the impact of the Company’s natural gas hedges as of September 30, 2007. At that date, the Company’s full cost pool exceeded this calculated ceiling value by $25.0 million.

The SEC permits a remeasurement, under certain criteria, if prices recover subsequent to the end of the reporting period.  While the market price did, in fact, exceed the price necessary to avoid an impairment for a short time during such period, the Company is of the opinion that a recovery of price was not sustained sufficiently to warrant avoidance of the impairment.  There are indicators suggesting a sustained improvement of market prices in the Rocky Mountain producing region upon the commencement of natural gas deliveries on the Rockies Express pipeline that is scheduled to commence service in January 2008, however, the timing of such recovery does not warrant the avoidance of an impairment as of September 30, 2007. Therefore, the Company has recognized an impairment of $25.0 million against the book value of its proved properties.

In the third quarter of 2007, the Company evaluated and moved all $4.9 million of its unproved Alaskan costs into the U.S. full cost pool, which also then became subject to the ceiling test.

Also in the third quarter of 2007, the Company has evaluated a portion of its Alberta, Canada unproved properties.  Using the lower of cost basis or market value test, the Company recognized an impairment of $2.8 million against its book value of its unproved Alberta properties.

Decreases in market prices from current levels, as well as changes in production rates, levels of reserves, the evaluation of costs excluded from amortization, future development costs and service costs could result in future ceiling test impairments.  Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from the Company’s estimates.  Any significant variance could materially affect the quantities and present value of the Company’s reserves.  For example, a decrease in gas sales prices of 10% would  result in a decrease in the Company’s September 30, 2007 present  value of future net cash flows of  approximately $2.6 million, inclusive of hedges.  In addition, the Company may adjust estimates of proved reserves to reflect production history, acquisitions, divestitures, ownership interest revisions, results of exploration  and  development  and prevailing oil and gas prices.  The Company’s reserves may also be susceptible to drainage by operators on adjacent properties.

Capitalized Interest

Pursuant to Financial Accountant Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) Statement No. 34, Capitalization of Interest ("SFAS 34"), the Company is required to capitalize interest costs to natural gas properties on expenditures made in connection with exploration and development projects that are not subject to current depreciation, depletion or amortization.  Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use.  For the three and nine months ended September 30, 2007, $0.28 million and $0.57 million of interest expense was capitalized, respectively.  No interest was capitalized for the same periods in 2006.

Capitalized Internal Costs

Prior to 2007, the Company capitalized certain internal costs including salaries, bonuses and stock-based compensation on a pro-rata basis for employees directly involved in capital projects.  $0.46 million and $1.57 million of internal costs were capitalized in the three and nine months ended September 30, 2006, respectively.  Beginning with the first quarter of 2007, Storm Cat discontinued the capitalization of internal costs, except for two employees with direct responsibility for the supervision of capital projects in the PRB.  The salaries of these employees were allocated to the properties based on a percentage of time spent on each capital project.

Revenue Recognition

The Company’s revenue is derived from the sale of natural gas from its producing wells. This revenue is recognized when natural gas is produced and sold.  The Company typically receives payment for production sold one to three months subsequent to the month of the sale.  For this reason, the Company must estimate the revenue that has been earned but not yet received as of the reporting date.  The Company uses actual production reports to estimate the quantities sold and the relevant market price, less marketing and transportation, compression and quality adjustments to estimate the sales price of the production.  Variances between estimates and the actual amounts received are recorded in the month the payment is received.

Stock-based Compensation

Storm Cat grants stock options at exercise prices equal to the fair market value of the Company’s common shares at the date of the grant using the Black-Scholes pricing model.  The Black-Scholes model is a widely accepted mathematical model for valuing stock-based compensation, but is not the only model available.  The Black-Scholes model takes into account the common share price at the grant date, the exercise price, the volatility of the underlying shares and the expected dividends and the risk-free interest rate over the expected life of the option to determine fair value.

In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation", the Company uses the following two accounting methods to record stock-based compensation:

•
The liability method to account for options granted to U.S. employees.  The Company began using this method in 2007.  Under this method, Storm Cat records a liability for vested options as calculated by the Black-Scholes model using the option exercise price and the fair value per share of the common stock underlying the option as of the measurement date.

•
The equity method to account for options granted to Canadian employees.  The Company calculates the expense under this method based on the Black-Scholes value of the option at the date of the grant. This expense is recorded in equal amounts as the options vest; typically over two years.

The fair value of stock-based compensation is expensed, with a corresponding increase to additional paid-in capital for the equity method, or the stock-based compensation liability for the liability method.  Upon exercise of stock options, the consideration paid upon exercise is recorded as additional value of common shares and the amount previously recognized in additional paid-in capital is reclassified to common stock.

Both of the aforementioned methods of calculating stock-based compensation require the Company to make several estimates including when stock options might be exercised, the stock price volatility, forfeiture rates, and the model used to calculate value.  The timing for exercise of options is outside the Company’s control and depends upon a variety of factors including the market value of Company shares and the financial objectives of the holders of the options, among other factors.  The Company calculates volatility using historical data; however, future volatility is inherently uncertain.  As of September 30, 2007, the Company assumed a cumulative forfeiture rate of 10.0% based on historical forfeitures of stock-based compensation grants.

Foreign Currency Risk

Storm Cat conducts business in both U.S. and Canadian dollars and, thus, is exposed to fluctuations in foreign currencies primarily through its operations in Canada.  The Company monitors this exposure but has not entered into any hedging arrangements to protect itself from currency fluctuations.  As such, Storm Cat is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing, and investing transactions.  Substantially all of the Company's Canadian revenues and costs are denominated in Canadian dollars. While the value of the Canadian dollar does fluctuate in relation to the U.S. dollar, management believes that any currency risk associated with its Canadian operations would not have a material impact on its results of operations.

For the nine months ended September 30, 2007, balances in the statement of operations were converted from Canadian to U.S. dollars at a weighted average exchange rate of $0.90685 CDN to $1.00 U.S., and balance sheet amounts were converted at a rate of $1.0081 CDN to $1.00 U.S. based on the exchange rate on September 30, 2007.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation was effective January 1, 2007 for the Company.

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

In September 2006 the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this Statement.

In February 2007 the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The new Statement establishes presentation and disclosure requirements to help financial statement readers understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. Statement 159 is effective as of the beginning of an entity’s first fiscal year begining after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS 157, Fair Value Measurements. The Company is currently evaluating the impact of adopting this Statement.

Note 3.                Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  The shares represented by vested restricted stock units (“RSUs”) issued to date are included in the calculation of the weighted-average basic common shares outstanding.  Diluted loss per share is calculated giving effect to the potential dilution that would occur if vested stock options, RSUs and stock purchase warrants were exercised and the Series A Subordinated Convertible Notes due March 31, 2012 (the “Series A Notes”) and the Series B Subordinated Convertible Notes due March 31, 2012 (the “Series B Notes”) were converted to common shares.  The dilutive effect of options, RSUs, warrants and convertible notes is computed by application of the treasury stock method which assumes that proceeds from the exercise of in-the-money options and warrants would be used to repurchase common shares at average market prices during the period.  Diluted amounts are not presented when the effects of the computations are anti-dilutive due to net losses incurred.  Accordingly, there is no difference in the amounts presented for basic and diluted loss per share for the nine months ended September 30, 2007 and 2006.  Listed below is a table showing the potentially dilutive shares outstanding as of September 30, 2007 and 2006, respectively, which have been excluded from the diluted earnings per share calculation.
	September 30,
	2007	2006
Options	4,783,333	5,205,000
Unvested RSUs	108,750	--
Series A Convertible Notes	15,841,880	--
Series B Convertible Notes	27,059,829	--
Warrants	4,649,569	8,923,968
Total potentially dilutive shares excluded	52,443,361	14,128,968

Note 4.                Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of net loss, the effects of currency translation, and the change in fair value of derivatives.  Other comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
In Thousands	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(30,715)	$(3,763)	$(36,654)	$(6,212)
Effects of currency translation	2,245	50	5,211	996
Change in fair value of derivatives	3,120	2,948	1,760	2,948
Net change in foreign currency translation and fair value of derivatives	5,365	2,998	6,971	3,944
Other comprehensive income (loss)	$(25,350)	$(765)	$(29,683)	$(2,268)

Note 5.                Restricted Cash

Storm Cat is required to post performance bonds in connection with its operations in Wyoming.  The funds are held as insured interest bearing certificates of deposit at an interest rate of 2.5%, payable annually, and total $0.38  and $0.51 million as of September 30, 2007 and December 31, 2006, respectively.

Note 6.                Asset Retirement Obligation

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded when the assets are placed into service, generally through acquisition or completion of a well.  The net estimated costs are discounted to present values using a risk-adjusted rate.  Such costs are capitalized as part of the basis of the related asset and are depreciated, depleted or amortized as part of the applicable full cost pool.  The associated liability is recorded initially as a long-term liability.  Subsequent adjustments to the initial asset and liability are recorded to reflect revisions to estimated future cash flows.  In addition, the liability is adjusted to reflect accretion expense, as well as settlements during the period.  Accretion expense is recorded as a component of depreciation, depletion and amortization expense in the accompanying unaudited consolidated financial statements.

A reconciliation of the changes in the asset retirement obligation for the nine months ended September 30, 2007 and 2006, respectively, is as follows:

	Nine Months Ended
In Thousands	September 30,
	2007	2006
Asset retirement obligation at January 1	$1,871	$793
Adjustment for revision of estimated life and interest rate in the Powder River Basin	(721)	(206)
Additional liabilities incurred	180	912
Accretion expense	144	146
Foreign currency translation	67	--
Asset retirement obligation at September 30	$1,541	$1,645

Note 7.                Stock-based Compensation

Under the Company’s Amended and Restated Share Option Plan (the “Amended Option Plan”) and the Storm Cat Energy Corporation Restricted Share Unit Plan (the “Restricted Share Unit Plan” and together the “Plans”), both approved by the shareholders on June 21, 2007, stock options, stock appreciation rights ("SARs"), restricted stock and restricted stock units, performance awards, stock or property, stock awards and other stock-based awards may be granted to any employee, consultant, independent contractor, director or officer of the Company.  All options granted prior to the approval of the Amended Option Plan are included in the number of options covered therein.

The Company has reserved a total of 10,000,000 shares in the aggregate for issuance under the Plans.  Of the 10,000,000 shares authorized for issuance in the aggregate under both plans, 7,723,750 shares have been granted and 1,201,667 shares have been forfeited, leaving a total of 3,475,417 shares available for issuance under the Plans as of September 30, 2007.

A summary of the status of the options under the Amended Option Plan and the Restricted Share Unit Plan as of September 30, 2007 and changes during the nine months then ended is presented below:

Option Activity	Number of Shares	Weighted Average Exercise Price (1)
Options outstanding at December 31, 2006	5,470,000	$1.8349
Options granted	485,000	$1.1920
Options exercised	500,000	$0.3920
Options expired/cancelled	671,667	$1.6705
Options outstanding at September 30, 2007	4,783,333	$1.9436

Options exercisable at September 30, 2007	3,753,327	$1.9051
(1)Exercise price is in Canadian dollars.

RSU Activity	Number of Shares
RSUs outstanding at December 31, 2006	--
RSUs granted	262,500
RSUs vested	148,750
RSUs expired/cancelled	5,000
RSUs outstanding at September 30, 2007	108,750

RSUs unvested at September 30, 2007	108,750

Storm Cat accounts for stock-based compensation in accordance with SFAS No. 123(R), "Stock Based Compensation", using the liability method to account for options granted to U.S. employees and the equity method to account for options granted to Canadian employees.  SFAS No. 123(R) paragraph B129 "Equity Instruments with Exercise Prices Denominated in a Foreign Currency" requires that all equity instruments with exercise prices denominated in a currency other than the currency of the market in which the underlying equity instrument primarily trades be accounted for as liabilities.  Because Storm Cat's options are priced in Canadian dollars and its stock is primarily traded on the American Stock Exchange ("AMEX"), the liability method is required realtive to all U.S. employees.  The Company began using the liability method in 2007.

The following table summarizes our stock-based compensation expense under each method:

	Three Months Ended		Nine Months Ended
In Thousands	September 30,		September 30,
	2007	2006	2007	2006
Stock-based compensation expense (income) under the liability method	$58	$--	$199	$--
Stock-based compensation expense under the equity method	(640)	786	408	2,238
Stock-based compensation expense	$(582)	$786	$607	$2,238

The credit of $0.64 million for the three months ended September 30, 2007 includes a one-time year-to-date adjustment to reclassify certain stock-based compensation from the equity method to the liability method.  The liability associated with stock-based compensation using the liability method has been classifed as a current liability on the Company's balance sheet.

Note 8.                Bank Credit Facility

On July 28, 2006, Storm Cat entered into two credit agreements with JPMorgan Chase Bank, N.A. ("JPMorgan") to finance its activities in the U.S. and Canada.  The U.S. Credit Agreement is with JPMorgan Chase Bank, N.A., as Global Administrative Agent (the “U.S. Credit Agreement”).   The Canadian Credit Agreement is with JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Global Administrative Agent (the “Canadian Credit Agreement” and together with the U.S. Credit Agreement, the “Credit Agreements”).  Pursuant to these Credit Agreements, the Company and its subsidiaries are permitted to borrow up to an aggregate principal amount of $250.0 million, to be allocated between them depending on the respective borrowing base under each such agreement.  Both Credit Agreements have been amended since July 28, 2006 with the latest amendment dated September 25, 2007 (the “Amended Credit Agreements”).

Under the terms of the Amended Credit Agreements, the current borrowing base of the Company is $35.0 million of which $20.0 million is conforming to JPMorgan's credit guidelines and $15 million is non-conforming.   Interest on borrowings under the Amended Credit Agreements accrues at variable interest rates at either a Eurodollar rate or an alternative base rate at the Company’s election.  The Company has elected thus far to price interest at the Eurodollar rate.  The Eurodollar rate is calculated at LIBOR plus an applicable margin beginning at 1.25% and increasing to a maximum of 4.00% depending upon the utilization of the then conforming global borrowing base.  Currently, based on its utilization of the borrowing base, Storm Cat is accruing interest at LIBOR plus 4.00%.  In addition, the Company is obligated to pay a 0.50% commitment fee on the amount commitments exceed borrowings.  Loans made under the Amended Credit Agreements are secured by mortgages on the Company’s natural gas properties in the PRB and all loan amounts thus far have been allocated under the U.S. Credit Agreement.

On March 31, 2008, the borrowing base will be re-determined by JPMorgan and the aggregate borrowings at that time must be fully conforming.    A condition of the Amended Credit Agreements requires the Company to hedge 80% of its proved developed producing production as determined on January 1, 2007 for a term of three years.  The Amended Credit Agreements contain the following financial covenants: ratio of current assets to current liabilities, determined at the end of each quarter, of not less than 1:1; and a ratio of total funded debt to annualized quarterly EBITDA not to be greater than 3:1 beginning with the quarter ending March 31, 2008.  The Company is required to report within 20 days after the end of each month, commencing with the month ending September 30, 2007, information and reports regarding the Company’s operations, in form and substance satisfactory to JPMorgan.

As of September 30, 2007, the Company had $29.2 million outstanding under the Amended Credit Agreements.

Note 9.                      Convertible Notes

On January 19, 2007, Storm Cat entered into a Series A Note Purchase Agreement for the private placement of the Series A Notes in a total aggregate principal amount of $18.5 million and a Series B Note Purchase Agreement for the private placement the Series B Notes in a total aggregate principal amount of $31.7 million.  The notes were bifurcated into two series because a shareholder vote was required for issuance of any convertible notes above the amount issued under the Series A Notes.  The Series A Notes and the Series B Notes are convertible into Storm Cat common shares at a price of $1.17 (U.S.) per share, as may be adjusted in accordance with the terms of the Series A Notes or the Series B Notes (as applicable), and the Company may force the conversion of the Series A Notes or the Series B Notes (as applicable) at any time 18 months after the closing date of the applicable issuance that its common shares trade above $2.05 (U.S.), as may be adjusted, for 20 days within a period of 30 consecutive trading days.  On the day of the agreement, the $1.17 (U.S.) conversion price was at premium to the Company's closing stock price of $1.00 (U.S.).

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

On March 29, 2007 the Company held an extraordinary general meeting in which shareholders authorized the issuance of the underlying shares of the Series B convertible notes.  On March 30, 2007, Storm Cat closed on $31.7 million of Series B Notes to qualified institutional and accredited investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended, and exemptions from Canadian prospectus and registration requirements under National Instrument 45-106. The Series B Notes will mature on March 31, 2012, unless earlier converted, redeemed or repurchased.  The Series B Notes bear interest at a rate of 9.25% per annum, commencing on March 30, 2007.  Interest on the Series A Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2007.

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

On October 30, 2007, the Company filed an additional S-1 registration statement covering  21,857,185 common shares issuable upon conversion of the Series A Notes and the Series B Notes.  Storm Cat has 150 days from the date of filing the additional registration statement to have the registration statement declared effective or pay liquidated damages in the amount of 1.0% of the aggregate purchase price per month ($255,729) to a maximum of 10.0% of the aggregate purchase price ($2,557,291).  Liquidated damages can, at the option of the Company, be paid in cash or in fully paid and non-assessable common shares if all equity conditions outlined in the Form S-1 registration statement are met.  The Company is required to file an additional registration statement by April 30, 2008 covering an additional 123,932 common shares.

In Canada, any shares issued on conversion of the Series A and Series B Notes are subject to a four month hold period before they can be traded on the Toronto Stock Exchange.  No registration statement equivalent to an S-1 or S-3 is required.

Further detail of the agreement between the Company and the holders of the  Series A Notes and the Series B Notes is disclosed in three separate Forms 8-K filed by the Company on January 25, February 5, and April 5, 2007.

Note 10.                      Derivative Financial Instruments

Oil and Gas Commodity Hedges

To mitigate a portion of the potential exposure to adverse market changes, the Company has entered into various derivative contracts.  As of September 30, 2007, the Company had hedge contracts in place through December 2010 for a total of approximately 7,452,000 MMBtu of anticipated production from its PRB properties (see Item 3. Quantitative and Qualitative Disclosures About Market Risk for a detailed listing of the Company's commodity swaps).  The Company anticipates that all forecasted transactions will occur by the end of their originally specified periods.  All contracts are entered into for other than trading purposes.

As of September 30, 2007, all natural gas derivative instruments qualified as cash flow hedges for accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Realized gains or losses from the settlement of gas derivative contracts are reported as natural gas revenues in the consolidated statements of operations.  Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income in the consolidated balance sheet.  Any change in fair value resulting from ineffectiveness is recognized currently in derivative loss in the consolidated statement of operations.

The table below summarizes derivative instrument gain activity:
	Three Months Ended		Nine Months Ended
In Thousands	September 30,		September 30,
	2007	2006	2007	2006
Derivative contract settlements reflected in natural gas revenue	$1,949	$305	$3,769	$305
Change in fair value of derivatives reflected in other comprehensive income	3,120	2,948	1,760	2,948
Total derivative instrument gain	$5,069	$3,253	$5,529	$3,253

The Company's natural gas hedges are inherently effective because they have been indexed to the first of the month CIG index.  The CIG index is the same index that determines the actual natural gas revenue received by Storm Cat for its PRB production.  Therefore, the hedges are highly correlated to changes in cash flows from natural gas sales.

Note 11.                      Related Party Transactions

The Company paid the law firm of Beatty & Wozniak $216,448 in fees and expenses in the first nine months of 2007.  Storm Cat’s Board of Directors approved these transactions, with Mr. Wozniak abstaining.

The Company closed its private offerings of  the Series A Notes and the Series B Notes on January 30, 2007 and March 30, 2007, respectively.  Trapeze Asset Management Inc. and Trapeze Capital Corp., two related entities that, together with a group including 1346049 Ontario Limited and Randall Abramson, beneficially own more than 5% of the Company's common shares, participated in both the Company's Series A Note and Series B Note offerings.  The two entities purchased $3.7 million in Series A Notes, convertible at a rate of $1.17 (U.S.) per share into 3,162,394 common shares, and $13.1 million in Series B Notes, convertible at a rate of $1.17 (U.S.) per share into 11,196,581 common shares.

Both the Series A Notes and the Series B Notes accrue interest at a rate of 9.25% per annum, which the Company pays quarterly in arrears.  Storm Cat's Board of Directors approved the transactions with Trapeze Asset Management Inc. and Trapeze Capital Corp.

Additionally, certain directors or officers participated in the Series B Note offering for a total aggregate participation of $145,000.

Note 12.                      Commitments and Contingencies

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

The Company also has a firm transportation agreement with an unaffiliated third party that expires November 30, 2013.  The agreement requires the Company to pay $0.15 per Dth on 100% load basis of 4,000 Dth/D.  Gas is received at Glenrock, Wyoming and WIC (“Wyoming Interstate Company”) and delivered to the Dullknife hub.  The Company is currently meeting its volume commitment relative to this agreement.

Please see "Recent Developments" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for commitments and contingencies incurred after September 30, 2007.

Note 13.                      Differences Between Canadian and United States Accounting Principles

These financial statements have been prepared in accordance with U.S. GAAP which differ in certain respects with those principles and practices that the Company would have followed had its financial statements been prepared in accordance with Canadian GAAP.

Differences between U.S. GAAP and Canadian GAAP impact the Company as follows:

a)           Oil and Gas Properties

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

b)           Comprehensive Loss

U.S. GAAP requires disclosure of comprehensive loss which includes net loss under U.S. GAAP plus the change in cumulative translation adjustment and the unrealized gain or loss on future volumes Storm Cat has hedged.  The Company has volumes hedged through December 2010 creating a current difference between U.S. and Canadian GAAP because the hedge gain or loss amounts are recognized on a current basis in the statement of operations under Canadian GAAP.  The concept of comprehensive loss did not come into effect until fiscal years beginning on or after October 1, 2006 for Canadian GAAP.

c)           Flow-through Shares

U.S. GAAP requires the stated capital on flow-through share issuances to be equal to the estimated fair market value of the shares on the date of issue.  The difference between the gross proceeds received on the issuance of the shares and the estimated fair market value of the shares is recorded as a liability (the “Premium”) until the renunciation of expenditures has occurred. The Company issued 6,172,839 flow-through share units on September 27, 2006.  The Premium related to the flow-through shares was $2.09 million.  The liability outstanding related to these shares was $0 and $1.23 million at September 30, 2007 and December 31, 2006, respectively.

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

d)           Stock-based compensation

U.S. GAAP, under SFAS No. 123(R) paragraph B129 "Equity Instruments with Exercise Prices Denominated in a Foreign Currency," requires that all equity instruments with exercise prices denominated in a currency other than the currency of the market in which the underlying equity instrument primarily trades be accounted for as liabilities.  This is not applicable under Canadian GAAP.

The impact of the above differences on the financial statements is as follows (in thousands):

Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss for the year per U.S. GAAP	$(30,715)	$(3,763)	$(36,654)	$(6,212)
Difference in liability and equity method for stock-based compensation	(1,275)	--	(1,275)	--
Difference in full cost pool impairment	25,000	--	25,000	--
Difference in recovery of future income tax asset	(40)	--	1,584	932
Net loss for the year per Canadian GAAP	$(7,030)	$(3,763)	$(11,345)	$(5,280)
Basic and diluted loss per share per Canadian GAAP	$(0.09)	$(0.05)	$(0.14)	$(0.08)
Weighted average number of shares outstanding per U.S. GAAP	81,029,861	68,581,241	80,857,105	67,060,208

Balance Sheet	September 30,	December 31,
ASSETS	2007	2006
Total assets per U.S. GAAP	$123,908	$111,964
Difference in full cost pool impairment	25,000	--
Total assets per Canadian GAAP	$148,908	$111,964
LIABILITIES
Total liabilities per U.S. GAAP	91,835	50,282
Adjustment for stock-based compensation liability	(608)	--
Adjustment for flow-through share liability	--	(1,233)
Total liabilities per Canadian GAAP	$91,227	$49,049

Balance Sheet (Continued)	September 30,	December 31,
STOCKHOLDERS' EQUITY	2007	2006
Cummulative deficit, end of the year, per U.S. GAAP	$(53,277)	$(16,623)
Difference in recovery of future income tax asset	2,902	1,663
Adjustment for stock-based compensation expense	(1,275)	--
Difference in full cost pool impairment	25,000	--
Adjustment for flow-through share liability	(2,086)	(853)
Deficit, end of the year, per Canadian GAAP	(28,736)	(15,813)
Adjustment for tax effects of flow-through share liability	(816)	423
Adjustment for reclass of stock-based compensation from liability to equity	1,883	--
Share capital, share subscriptions and contributed surplus, other comprehensive income per Canadian and U.S. GAAP	85,350	78,305
Stockholders’ equity per Canadian GAAP	$57,681	$62,915
Stockholders’ equity per U.S. GAAP	$32,073	$61,682

Statement of Cash Flows	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities per U.S. GAAP	$(3,705)	$(2,338)
Difference in recovery of future income tax asset	(1,584)	(932)
Cash flows from operating activities per Canadian GAAP	(5,289)	(3,270)

Cash flows from financing activities per U.S. GAAP	49,390	48,933
Difference in recovery of future income tax asset	1,584	932
Cash flows from financing activities per Canadian GAAP	50,974	49,865

Cash flows from investing activities per U.S. GAAP	(48,455)	(56,850)
Cash flows from investing activities per Canadian GAAP	(48,455)	(56,850)

Increase (decrease) in cash per U.S. GAAP and Canadian GAAP	$(2,770)	$(10,255)

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

Overview

Storm Cat is an independent oil and gas company focused, primarily, on the exploration, production and development of large unconventional gas reserves from fractured shales, coal beds and tight sand formations and, secondarily, from conventional formations. The Company has producing properties in Wyoming’s PRB and Arkansas’ Arkoma Basin and exploration and development assets in Canada. Storm Cat continues to execute on its long-term strategy of growth through development and the acquisition of prospective acreage that compliments its existing assets and exploits the abilities of the Company’s technical staff.

During the third quarter, Storm Cat built upon its first half production growth, but was impacted negatively by production curtailment on a portion of its PRB gas production due to force majeure events on important components of the Rocky Mountain pipeline infrastructure.  The force majeure events related to a September 16, 2007 fire on the Cheyenne Plains gas pipeline which reduced Rockies take-away capacity, resulting in extraordinarily low natural gas prices. The pipeline operator has announced that it expects capacity constraints through mid-November 2007.  In light of this situation, the Company curtailed partially its production in the PRB.  The Company is monitoring the situation and anticipates returning to an un-curtailed production rate when market conditions warrant.

Notwithstanding the aforementioned events, total net sales for the quarter increased 8.5% quarter-to-quarter from 745.0 MMcf in the second quarter 2007 to 808.2 MMcf during the third quarter 2007.   Year-over-year production increased 117.6% from 371.5 MMcf in the third quarter 2006 to 808.2 MMcf in the third quarter 2007.

The Company drilled 28 gross wells in the third quarter of 2007, 25 of which were drilled in the PRB, two of which were drilled in the Fayetteville Shale in Arkansas and one which drilled on the Company’s Alberta acreage. Year-to-date, the Company has drilled 67 wells, 63 of which are located in the PRB.

For the remainder of 2007, Storm Cat will continue the development of its four key operating areas: the PRB, Fayetteville Shale, Elk Valley and Alberta. Management expects production and proved reserves in the PRB to continue to grow.  If drilling and completion activities in the Fayetteville Shale are successful, the Company anticipates reporting proved year-end reserves for the Fayetteville Shale.  The Company anticipates disclosing the progress of de-watering results from the Elk Valley project at the end of the fourth quarter of 2007. Finally, Storm Cat is targeting conventional prospects associated with the Company’s acreage position in Alberta.

2007 Year-to-Date Drilling Activity

	2007 Drilling Activity (# of Gross Wells)
Area	1st Quarter	2nd Quarter	3rd Quarter	Total

PRB	20.0	18.0	25.0	63.0
Fayetteville Shale	-	-	2.0	2.0
Elk Valley	-	-	-	-
Alberta	1.0	-	1.0	2.0
Total 2007 gross wells drilled	21.0	18.0	28.0	67.0

Powder River Basin

During the third quarter 2007, the Company drilled 25 wells bringing its total well count to 380 wells, of which 339 are Company-operated. Curtailed production from the PRB at September 30, 2007 was 14.7 MMcf/d gross and 7.7 MMcf/d net.  Coming out of curtailment, production currently is 21.5 MMcf/d gross and 11.85 MMcf/d net.  Because of the price environment and curtailment, Storm Cat made the decision to delay additional well completions and pipeline hookups.  Barring those elections, production from the PRB would currently be 23.65 MMcf/d gross and 13.35 MMcf/d net.

Fayetteville Shale Area of Arkansas

During the third quarter, Storm Cat successfully drilled and began completion operations on the first two of its three Company-operated horizontal wells budgeted in 2007 in the Fayetteville Shale.  The third well commenced drilling during the third quarter and completion is expected in the fourth quarter.  The Company expects to have initial results from all three wells during the fourth quarter of 2007.  In addition, in early October, Storm Cat reached an agreement with an unrelated third party gatherer for the construction of field gathering, compression and a transportation lateral to connect to the Ozark pipeline.  The pipeline is expected to be completed and operational in March 2008 (see "Recent Developments" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further information).  Storm Cat is participating in 16 non-operated Fayetteville Shale wells.  The Company owns between a 1% and 8% working interest in these wells, which are at various stages of planning, drilling, completion or production.  Current net production associated with these non-operated wells is 0.3 MMcf/d net.

British Columbia, Canada (Elk Valley)

Nine wells, including five wells drilled in 2006, are currently in the de-watering and evaluation stage. The Company remains encouraged by water and associated gas production rates that are being observed and expects to disclose its progress on the project at year-end 2007.

Alberta, Canada (Western Canadian Sedimentary Basin)

Storm Cat drilled one Horseshoe Canyon / Belly River Sand well during the first quarter of 2007 in Alberta.  During the third quarter, the Company drilled one Mannville section well targeting the Ellerslie Sand which has been completed and is undergoing production and pressure testing.  At present, the Company is exploring additional conventional prospects that may also present unconventional opportunities.

In the third quarter of 2007, the Company evaluated its Alberta, Canada unproved properties.  Using the lower of cost basis or market value test, the Company recognized an impairment of $2.8 million against its book value of its unproved Alberta properties.

Alaska

Storm Cat drilled one well in 2006 and is in the process of evaluating completion potential and business opportunities associated with its acreage.

Also in the third quarter of 2007, the Company evaluated and moved all $4.9 million of its unproved Alaskan costs into the U.S. full cost pool, which also then became subject to the ceiling test.

Hedging

The Company hedges its gas production in order to limit downside risk to its capital budget and cash flows.  For the remainder of 2007 Storm Cat has approximately 80% of its mid-year 2007 PRB forecasted proved developed reserves hedged at a CIG index price of $6.16 / MMBtu.  For the full year 2008 the Company has approximately 80% of its mid-year 2007 PRB forecasted proved developed reserves hedged at CIG index price of $6.91 / MMBtu.  See Note 10 "Derivative Financial Instruments" for further information on the Company's hedging practices.

2007 Capital Budget

Storm Cat’s Board of Directors approved a $40.0 million capital expenditure program for 2007, subject to a quarter-by-quarter review and reauthorization by the Board.  The $40.0 million capital budget will be funded by a combination of cash flow, the $35.0 million reserve-based revolving line of credit with JPMorgan and the Company’s $50.2 million subordinated debt financing.  The 2007 capital budget is allocated $20.0 million the PRB; $10.0 million to the Fayetteville Shale; and $10.0 million to Canada as follows:

▪
$20.0 million in the PRB will be directed toward drilling 110 wells, capital maintenance on existing wells, purchases of infill acreage, and pre-drilling costs associated with continued development of the PRB into 2008.

▪
$10.0 million in the Fayetteville Shale will be directed toward the drilling and completion of three Company-operated wells, costs associated with its non-operated interests, and the costs of coring up acreage around the Company’s current lease holdings.

▪	$10.0 million in Canada will be directed toward de-watering and evaluation activities in Elk Valley and drilling and completion activities on the Company’s Alberta acreage.

The 2007 capital budget may be revised based on the evaluation of factors affecting the industry including, without limitation, drilling rig and oilfield service availability, drilling results, operational developments, unanticipated transactional opportunities, market conditions and commodity price fluctuations.

Liquidity and Capital Resources

Material increases or decreases in the Company’s liquidity are determined by the cash flow from the Company’s producing properties, the success or failure of the Company’s drilling programs, and its ability to access debt or equity capital markets.

There is no guarantee that the Company will be successful in developing its reserves or that commodity prices will remain at a level that permits economic viability. The Company has entered into natural gas hedges to protect its cash flow (see Note 10 “Derivative Financial Instruments” for further information); however, as additional gas production is developed and hedges expire, fluctuations in commodity prices will have a greater impact on the Company’s cash flows.

The Company’s PRB production was curtailed due to force majeure events on important components of the Rocky Mountain pipeline infrastructure. The pipeline operator has announced that it expects capacity constraints to continue through mid November 2007.  This event negatively affected the Company's cash flow late in the third quarter and continuing into the fourth quarter through lower production rates and lower commodity prices on unhedged production.

The Company had approximately $4.4 million of working capital as of September 30, 2007, which was sufficient to cover its short-term obligations.

Long-term obligations include $29.2 million in borrowings under the $35.0 million reserve-based revolving line of credit with JPMorgan and the $50.2 million subordinated debt financing.  Long-term borrowings amounted to $79.4 million as of September 30, 2007.  The Company estimates that by year-end it will fully draw upon its $35.0 million borrowing base bringing total long-term borrowings to approximately $85.2 million.

The Company anticipates its borrowing capacity will grow as reserves are developed. The expanded borrowing capacity will be directed toward capital projects in 2008, however, reserves and their economic value are heavily dependent upon operational success and commodity prices. Low commodity prices and/or the inability of the Company to develop its reserves could result in the stagnation of or a reduction in the Company’s borrowing capacity. This would limit the amount of capital available to direct towards future development.  In addition, the Company may be forced to direct cash flow towards the reduction of long-term obligations, further limiting its development programs.

The following table summarizes the Company’s sources and uses of cash for the nine months ended September 30, 2007 and 2006, respectively.

	Nine Months Ended
In Thousands	September 30,
	2007	2006
Net cash used in operating activities	$(3,705)	$(2,338)
Net cash used in investing activities	(48,455)	(56,850)
Net cash provided by financing activities	49,390	48,933
Effect of exchange rate changes on cash	2,216	892
Net decrease in cash and cash equivalents	$(554)	$(9,363)

Operating activities.  Net cash used in operating activities increased by $1.37 million during the nine months ended September 30, 2007 as compared to the corresponding period in 2006.  The change is primarily due to interest expense incurred in 2007.  Total year-to-date interest expense through the third quarter was $3.28 million in 2007 as compared to $0.32 million in 2006.

Investing activities.  Net cash used in investing activities decreased $8.40 million from the nine months ended September 30, 2006 to the corresponding period in 2007.  Capital spending was higher in 2006 due to a $30.6 million acquisition in Wyoming during the third quarter of 2006.

Financing activities.  Net cash provided by financing activities increased $0.46 million from the nine months ended September 30, 2006 to the corresponding period in 2007.  The increase is primarily the result of proceeds received from the issuance of convertible notes issued in 2007 in the amount of $50.2 million.  In 2006, bank debt of $27.5 million was drawn to fund the Wyoming acquisition and a private placement of 13,767,776 common shares was completed in September 2006 for proceeds of $19.3 million.

Working Capital

The working capital surplus in 2007 is directly attributable to net proceeds received from the sale of the Series A Notes and the Series B Notes.  Listed below are certain liquidity indicators for the periods ended September 30, 2007 and December 31, 2006, respectively:
In Thousands	September 30,	December 31,
	2007	2006
Accumulated deficit	$(53,277)	$(16,623)
Working capital surplus (deficit)	$3,794	$(15,594)

Bank Credit Facility

On July 28, 2006, Storm Cat entered into two credit agreements with JPMorgan Chase Bank, N.A. ("JPMorgan") to finance its activities in the U.S. and Canada.  The U.S. Credit Agreement is with JPMorgan Chase Bank, N.A., as Global Administrative Agent (the “U.S. Credit Agreement”).   The Canadian Credit Agreement is with JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Global Administrative Agent (the “Canadian Credit Agreement” and together with the U.S. Credit Agreement, the “Credit Agreements”).  Pursuant to these Credit Agreements, the Company and its subsidiaries are permitted to borrow up to an aggregate principal amount of $250.0 million, to be allocated between them depending on the respective borrowing base under each such agreement.  Both Credit Agreements have been amended since July 28, 2006 with the latest amendment dated September 25, 2007 (the “Amended Credit Agreements”).

Under the terms of the Amended Credit Agreements, the current borrowing base of the Company is $35.0 million of which $20.0 million is conforming to JPMorgan's credit guidelines and $15.0 million is non-conforming.   Interest on borrowings under the Amended Credit Agreements accrues at variable interest rates at either a Eurodollar rate or an alternative base rate at the Company’s election.  The Company has elected thus far to price interest at the Eurodollar rate.  The Eurodollar rate is calculated at LIBOR plus an applicable margin beginning at 1.25% and increasing to a maximum of 4.00% depending upon the utilization of the then conforming global borrowing base.  Currently, based on its utilization of the borrowing base, Storm Cat is accruing interest at LIBOR plus 4.00%.  In addition, the Company is obligated to pay a 0.50% commitment fee on the amount commitments exceed borrowings.  Loans made under the Amended Credit Agreements are secured by mortgages on the Company’s natural gas properties in the PRB and all loan amounts thus far have been allocated under the U.S. Credit Agreement.

On March 31, 2008, the borrowing base will be re-determined by JPMorgan and the aggregate borrowings at that time must be fully conforming.    A condition of the Amended Credit Agreements requires the Company to hedge 80% of its proved developed producing production as determined on January 1, 2007 for a term of three years.  The Amended Credit Agreements contain the following financial covenants: ratio of current assets to current liabilities, determined at the end of each quarter, of not less than 1:1; and a ratio of total funded debt to annualized quarterly EBITDA not to be greater than 3:1 beginning with the quarter ending March 31, 2008.  The Company is required to report within 20 days after the end of each month, commencing with the month ending September 30, 2007, information and reports regarding the Company’s operations, in form and substance satisfactory to JPMorgan.

As of September 30, 2007, the Company had $29.2 million outstanding under the Amended Credit Agreements.  At the time of the filing of this report, the Company has approximately $30.7 million outstanding and $1.3 million available to borrow under the Amended Credit Agreements after taking into account approximately $3.0 million in letters of credit secured by the line.

Convertible Notes

On January 19, 2007, Storm Cat entered into a Series A Note Purchase Agreement for the private placement of the Series A Notes in a total aggregate principal amount of $18.5 million and a Series B Note Purchase Agreement for the private placement the Series B Notes in a total aggregate principal amount of $31.7 million.  The notes were bifurcated into two series because a shareholder vote was required for issuance of any convertible notes above the amount issued under the Series A Notes.  The Series A Notes and the Series B Notes are convertible into Storm Cat common shares at a price of $1.17 (U.S.) per share, as may be adjusted in accordance with the terms of the Series A Notes or the Series B Notes (as applicable), and the Company may force the conversion of the Series A Notes or the Series B Notes (as applicable) at any time 18 months after the closing date of the applicable issuance that its common shares trade above $2.05 (U.S.), as may be adjusted, for 20 days within a period of 30 consecutive trading days.  On the day of the agreement, the $1.17 (U.S.) conversion price was at premium to the Company's closing stock price of $1.00 (U.S.).

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

On March 29, 2007 the Company held an extraordinary general meeting in which shareholders authorized the issuance of the underlying shares of the Series B convertible notes.  On March 30, 2007, Storm Cat closed on $31.7 million of Series B Notes to qualified institutional and accredited investors in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended, and exemptions from Canadian prospectus and registration requirements under National Instrument 45-106. The Series B Notes will mature on March 31, 2012, unless earlier converted, redeemed or repurchased.  The Series B Notes bear interest at a rate of 9.25% per annum, commencing on March 30, 2007.  Interest on the Series A Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2007.

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

On October 30, 2007, the Company filed an additional S-1 registration statement covering  21,857,185 common shares issuable upon conversion of the Series A Notes and the Series B Notes.  Storm Cat has 150 days from the date of filing the additional registration statement to have the registration statement declared effective or pay liquidated damages in the amount of 1.0% of the aggregate purchase price per month ($255,729) to a maximum of 10.0% of the aggregate purchase price ($2,557,291).  Liquidated damages can, at the option of the Company, be paid in cash or in fully paid and non-assessable common shares if all equity conditions outlined in the Form S-1 registration statement are met.  The Company is required to file an additional registration statement by April 30, 2008 covering an additional 123,932 common shares.

In Canada, any shares issued on conversion of the Series A and Series B Notes are subject to a four month hold period before they can be traded on the Toronto Stock Exchange.  No registration statement equivalent to an S-1 or S-3 is required.

Further detail of the agreement between the Company and the holders of the  Series A Notes and the Series B Notes is disclosed in three separate Forms 8-K filed by the Company on January 25, February 5, and April 5, 2007.

Outstanding Share Data

As of September 30, 2007, the Company had 81,078,570 shares issued and outstanding, and 4,649,569 share purchase, finder fee and agent warrants outstanding.  Also at September 30, 2007, there were 4,783,333 common share options outstanding and reserved for issuance under the Company’s Amended Option Plan and 111,250 unvested RSUs outstanding under its Restricted Share Unit Plan.  There were also 15,841,880 common shares reserved for issuance upon conversion of the Series A Notes and 27,059,829 common shares reserved for issuance upon conversion of the Series B Notes.

During the nine months ended September 30, 2007, 500,000 options were exercised for gross proceeds of $0.17 million; and 148,750 RSUs vested generating an expense to the Company of $0.08 million.

No warrants were exercised during this nine-month period.  See "Recent Developments" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for information concerning warrants that expired subsequent to September 30, 2007.

Additional Financing

The Company is constantly investigating participation opportunities in additional exploration and development projects.  If new project interests are acquired, the Company will require additional funds for acquisition and exploration and/or development of these new projects.

Off-Balance Sheet Arrangements

From time-to-time, Storm Cat enters into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of September 30, 2007, these off-balance sheet arrangements and transactions included unawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources.

Change in Control Severance Pay Plan

On September 19, 2007, the Company's Board of Directors, upon the recommendation of and approval by the Compensation Committee, adopted and approved a Change in Control Severance Pay Plan (the “Change in Control Plan”).  The Change in Control Plan benefits all employees and can be read in its entirety on the Current Report on Form 8-K, Exhibit 10.1, as filed with the SEC on September 25, 2007 (File No. 001-32628).

Recent Developments

Commodity Swaps

On October 4, 2007, Storm Cat entered into an additional commodity swap with JPMorgan Chase for a total of 949,000 MMBtu from November 2007 through December 2008 at a price of $6.14 per MMBtu.

Fayetteville Shale Activity

The Company has successfully drilled and completed the first two of its three planned wells on its Fayetteville Shale project. Well cleanup and post-frac productivity testing is now being conducted.

On October 11, 2007, the Company completed the drilling and casing of a third well to its planned vertical and horizontal total depth.  Plans are to complete and test this well during the fourth quarter.

On October 10, 2007, the Company entered into a fee-based Gas Gathering and Compression Services Agreement with an unrelated third party for the provision of field gathering, treating, compression and high pressure transport of natural gas to be produced from the Company's Fayetteville Shale project.  The agreement obligated the Company to post a $2.0 million letter of credit to secure the acquisition of rights-of-way, pipe, compression, associated equipment and services related to the project.  The Company has posted the letter of credit and the acquisition of such materials and services is underway.  Upon delivery of flow test information from the initial wells drilled and completed by the Company, both the Company and the gatherer will have the option to continue with the implementation of the project.  If the election by either party is not to continue, the Company will be responsible to the third party for all mitigated costs incurred, which costs are secured by the $2.0 million letter of credit.  If the election by the Company and the gatherer is to proceed, the gatherer will commence construction activities.  At such time, the gatherer will return the $2.0 million letter of credit and the Company will assign the gatherer a 2% overriding royalty interest, proportionately reduced, in the Fayetteville project interests as of October 5, 2007 where the gatherer is providing gathering and compression services.  The Company will be obligated to deliver sufficient volumes to generate fees totaling $19.0 million over a four-year period.  The gatherer estimates that the facilities will be operational by the end of the first quarter 2008.

Expiration of Warrants

On October 25, 2007, 2,522,987 warrants expired without being exercised.  2,126,582 warrants remain outstanding, all of which must be exercised on or before their expiration date of March 19, 2008.

Results of Operations

Comparative Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Selected Operating Data:	Nine Months Ended September 30
	2007	2006	$ Change	% Change
Net Natural Gas Sales Volume (MMcf)	2,224.7	828.9	1,395.8	168.4%

Natural Gas Sales (In Thousands)	$11,761	$5,060	$6,701	132.4%

Average Sales Price (per Mcf)	$5.29	$6.10	$(0.81)	(13.2%)

Additional Data (per Mcf):
Gathering and transportation	$0.69	$1.14	$(0.45)	(39.4%)
Operating expenses:
Lease operating expenses	$1.37	$1.67	$(0.30)	(18.1%)
Ad valorem and property taxes	$0.38	$0.74	$(0.36)	(49.0%)
Asset impairment	$12.48	$2.41	$10.07	417.4%
Depreciation, depletion, amortization and accretion expense	$2.75	$2.36	$0.39	16.9%
General and administrative expense, excluding stock-based compensation and capitalized overhead	$2.77	$3.58	$(0.81)	(22.6%)
Stock-based compensation	$0.27	$2.70	$(2.43)	(89.9%)

Natural Gas Sales.  Increased natural gas sales are a direct result of increased production from the Company’s successful drilling activities over the past year and from an acquisition made in the third quarter of 2006.  Volume increases offset the industry-wide decline in natural gas prices and declining production from existing wells.

Lease Operating Expenses.  Total lease operating expenses increased by $1.89 million.  The increase is primarily a result of additional wells added from the Company’s successful drilling program and from an acquisition made in the third quarter 2006.  On a per Mcf basis, lease operating expenses decreased by 18.1% as a result of higher production on a per well basis and from the economies of scale created through the opportunity to spread costs over more wells.

Ad Valorem and Property Taxes. Ad valorem and property taxes increased approximately $0.23 million to $0.84 million in the first nine months of 2007 compared to $0.61 million the first nine months of 2006.  The increase resulted primarily from gas volume increases over the past year.  Ad valorem and property taxes as a percentage of oil and gas sales decreased by 41.1% during the first nine months of 2007 compared to 2006.  This decrease is attributable to lower CIG pricing in 2007.  Volatility in gas sales prices has been normalized by the Company’s hedge contracts, but the valuation for taxes is based on market price.

Asset Impairment.  The Company calculated the ceiling value of its proved reserves based upon the September 30, 2007 market price for natural gas of $1.9855 per MMBtu at the Colorado Interstate Gas (“CIG”) – Mainline index and the impact of the Company’s natural gas hedges as of September 30, 2007.  At that date, the Company’s full cost pool exceeded this calculated ceiling value by $25.0 million.  Therefore, the Company recognized an impairment of $25.0 million against the book value of its proved properties.

In the third quarter of 2007, the Company evaluated and moved all $4.9 million of its unproved Alaskan costs into the U.S. full cost pool, which also then became subject to the ceiling test.

Also in the third quarter of 2007, the Company evaluated its Alberta, Canada unproved properties.  Using the lower of cost basis or market value test, Storm Cat recognized an impairment of $2.8 million against the book value of its unproved Alberta properties.

General and Administrative Expense. The Company reports general and administrative expense inclusive of stock-based compensation and net capitalized internal costs.  The components of general and administrative expense were as follows:
	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
General and administrative expense, excluding stock-based compensation and capitalized overhead	$6,166	$4,542	$1,624	35.7%
Stock-based compensation	607	2,238	(1,631)	(72.9%)
Capitalized overhead	--	(1,575)	1,575	(100.0%)
General and administrative expense, net	$6,773	$5,205	$1,568	30.1%

The period-over-period change is comprised of several factors.  The Company's total employee count increased from 22 at the end of the third quarter 2006 to 25 at the same period in 2007 in order to manage the Company's increased well count.  This increase, coupled with an increase in total accrued employee bonuses, produced additional salaries and related costs of $0.68 million in 2007.  The Company incurred $0.36 million in 2007 relative to a severance agreement with its former President and CEO, J. Scott Zimmerman.  General and administrative expense in the second quarter of 2007 included $0.16 million related to the reclassification of reserve audit fees from lease operating expense to general and administrative expense.  Also, bank fees of $0.50 million related to alternative financing were incurred in 2007, and directors and officers insurance increased by $0.10 million.

While stock-based compensation decreased overall from the nine months ended September 30, 2006 to the same period in 2007 due to the full expensing of legacy stock options in 2006 and the reclassification of certain stock-based compensation from the equity method to the liability method in 2007, the Company incurred an additional one-time expense of $0.23 million for stock-based compensation in relation to the accelerated vesting of J. Scott Zimmerman's options relative to the severance agreement.

In the first nine months of 2006, $1.58 million of internal costs were capitalized.  Beginning in 2007, Storm Cat discontinued the capitalization of internal costs.

Income Tax.  The income tax benefit realized in the first nine months of 2007 was $1.32 million.  This is a tax benefit that is passed on to the Company's flow-through shareholders.  The flow-through shareholders pay a premium above market for their shares in order to have this tax benefit.  This premium is reduced in equity and recorded as a liability.  As the capital obligation is spent, the liability is reduced and an income tax benefit is recorded to the income statement.

Interest Expense.  Interest expense during the first nine months of 2007 relates primarily to the Company’s senior credit facility with JPMorgan and the Series A Notes and the Series B Notes.  The convertible notes were not in place in 2006, and the JPMorgan credit facility was not established until late August 2006.

Known Future Trends.  The Company expects continued increases in revenue, lease operating expenses and interest expense resulting from planned capital expenditures and wells coming on production.   The Company also expects ongoing significant capital expenditures in order to explore and develop its current acreage.

Comparative Results of Operations for the Three Months Ended September 30, 2007 and 2006

Selected Operating Data:	Three Months Ended September 30
	2007	2006	$ Change	% Change
Net Natural Gas Sales Volume (MMcf)	808.2	371.5	436.7	117.6%

Natural Gas Sales (In Thousands)	$4,181	$2,181	$2,000	91.7%

Average Sales Price (per Mcf)	$5.17	$5.87	$(0.70)	(11.9%)

Additional Data (per Mcf):
Gathering and transportation	$0.72	$1.05	$(0.33)	(31.5%)
Operating expenses:
Lease operating expenses	$1.77	$0.93	$0.84	90.7%
Ad valorem and property taxes	$0.37	$0.81	$(0.44)	(53.9%)
Asset impairment	$34.36	$5.38	$29.98	538.3%
Depreciation, depletion, amortization and accretion expense	$3.24	$2.26	$0.98	43.2%
General and administrative expense, excluding stock-based compensation and capitalized overhead	$1.49	$4.83	$(3.34)	(69.2%)
Stock-based compensation	$(0.72)	$2.12	$(2.84)	(134.0%)

Natural Gas Sales.  Natural gas sales revenue in the third quarter of 2007 increased 91.7% over the same quarter in 2006.  This increase was strictly due to the increase in sales volume. The volume increase is a direct result of increased production from the Company’s successful drilling activities over the past year and an acquisition the Company made in the third quarter of 2006.  Increased sales volumes more than offset the natural decline in production and an industry-wide decline in natural gas prices.  Storm Cat’s average natural gas sales price declined from $5.87 per Mcf in 2006 to $5.17 per Mcf in 2007.

Lease Operating Expenses.  Lease operating expenses increased approximately $1.08 million to $1.73 million in the third quarter of 2007 from $0.65 million the third quarter of 2006.  This increase resulted primarily from additional wells added through the Company’s successful drilling program and from an acquisition the Company made in the third quarter of 2006.   On a per Mcf basis, lease operating expenses increased by 90.7% from the third quarter of 2006 to the third quarter of 2007.  The higher costs are primarily related to fuel and generator costs associated with new wells in development areas where the electrical infrastructure is not yet installed.  These higher operating costs are anticipated to be short lived as the electrical grid is built out to the well locations.

Ad Valorem and Property Taxes. Ad valorem and property taxes increased only 0.3% from the third quarter of 2006 to the third quarter of 2007; although volume doubled in the third quarter of 2007 over the third quarter in 2006, the CIG market price declined.  Ad valorem and property taxes as a percentage of oil and gas sales decreased by 47.7% from the third quarter of 2006 to third quarter of 2007.  This decrease is also attributable to lower CIG pricing in 2007.  Volatility in gas sales prices has been normalized by the Company’s hedge contracts, but the valuations for ad valorem and property taxes are based on market price.

Asset Impairment.  The Company calculated the ceiling value of its proved reserves based upon the September 30, 2007 market price for natural gas of $1.9855 per MMBtu at the Colorado Interstate Gas (“CIG”) – Mainline index and the impact of the Company’s natural gas hedges as of September 30, 2007.  At that date, the Company’s full cost pool exceeded this calculated ceiling value by $25.0 million.  Therefore, the Company recognized an impairment of $25.0 million against the book value of its proved properties.

In the third quarter of 2007, the Company evaluated and moved all $4.9 million of its unproved Alaskan costs into the U.S. full cost pool, which also then became subject to the ceiling test.

Also in the third quarter of 2007, the Company evaluated its Alberta, Canada unproved properties.  Using the lower of cost basis or market value test, Storm Cat recognized an impairment of $2.8 million against the book value of its unproved Alberta properties.

General and Administrative Expense. The Company reports general and administrative expense inclusive of stock-based compensation and net of capitalized internal costs.  The components of general and administrative expense were as follows:
	Three Months Ended September 30,
	2007	2006	$ Change	% Change
General and administrative expense, excluding stock-based compensation and capitalized overhead	$1,203	$2,256	$(1,053)	(46.7%)
Stock-based compensation	(582)	786	(1,368)	(174.0%)
Capitalized overhead	--	(460)	460	(100.0%)
General and administrative expense, net	$621	$2,582	$(1,961)	(75.9%)

Salaries and related benefits and taxes in the third quarter of 2007 totaled $0.80 million.  Additionally the Company recorded a write-down for bad debt reserve of $0.08 million and $0.52 million for amortization of deferred financing costs was reclassified from general and administrative expense to other expense.

Stock-based compensation decreased by $1.37 million from the three months ended September 30, 2006 to the same period in 2007 due to the full expensing of legacy stock options in 2006 and the reclassification of certain stock-based compensation from the equity method to the liability method in 2007.

In the third quarter of 2006, $0.46 million of internal costs were capitalized.  Beginning in 2007, Storm Cat discontinued the capitalization of internal costs.

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

Storm Cat has taken the following steps to mitigate the business challenges it faces:

•
The Company actively manages its exposure to commodity price fluctuations by hedging meaningful portions of expected production through the use of derivatives.  A detailed hedging policy and procedures are outlined in the Company’s Hedging Policy, and are overseen by Storm Cat's Hedging Committee.

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

Dth. Decatherms (approximately the energy equivalent of burning 10 Mcf).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices such as foreign currency exchange and interest rates and commodity prices.

Market Rate and Price Risk

The graph below illustrates the rate of return for new wells drilled on the Company’s existing properties using natural gas price rates at the point of sale for each property.  The Company estimates that a 10% decrease in natural gas prices would reduce field level cash flow by approximately 11.5%.  Without factoring in hedge volume, the impact on field level cash flow would be approximately 20%.

The Company manages exposure to commodity price fluctuations by periodically hedging a portion of estimated future natural gas production.  As of September 30, 2007, the Company had an inception-to-date unrealized gain on hedges of $5.21 million; of which $3.64 million was classified as a current asset and $1.57 million was classified as a long-term asset.  All of Storm Cat’s natural gas derivative instruments qualified as cash flow hedges for accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as of this date.

The Company's natural gas hedges are inherently effective because they have been indexed to the first of the month CIG index.  The CIG index is the same index that determines the actual natural gas revenue received by Storm Cat for its PRB production.  Therefore, the hedges are highly correlated to changes in cash flows from natural gas sales.

Interest Rate Risk

Changes in interest rates can affect the amount of interest the Company earns on cash, cash equivalents and short-term investments and the amount of interest it pays on borrowings under its Senior Credit Facility.  Changes in interest rates do not affect the amount of interest Storm Cat pays on its fixed rate convertible notes, but does affect the fair value of that debt.

Foreign Currency Risk

Storm Cat does not use financial instruments to any degree to manage foreign currency exchange and interest rate risks and does not hold or issue financial instruments to any degree for trading purposes.  The Company conducts business in both U.S. and Canadian dollars and thus is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing, and investing transactions.  Substantially all of the Company's Canadian revenues and costs are denominated in Canadian dollars. While the value of the Canadian dollar does fluctuate in relation to the U.S. dollar, management believes that any currency risk associated with its Canadian operations would not have a material impact on its results of operations.

Commodity Swaps

At the September 30, 2007, Storm Cat had the following commodity swaps in place:

Natural Gas	From	To	Qtrly. Vol. (MMBtu)
Contract #1 - $7.16 per MMBtu	Oct-07	Dec-07	138,000
	Jan-08	Mar-08	136,500
	Apr-08	Jun-08	136,500
	Jul-08	Sep-08	138,000
	Oct-08	Dec-08	138,000
	Jan-09	Mar-09	135,000
	Apr-09	Jun-09	136,500
	Jul-09	Jul-09	46,500

Contract #2 - $7.27 per MMBtu	Oct-07	Dec-07	184,000
	Jan-08	Mar-08	182,000
	Apr-08	Jun-08	182,000
	Jul-08	Sep-08	184,000
	Oct-08	Dec-08	184,000
	Jan-09	Mar-09	180,000
	Apr-09	Jun-09	182,000
	Jul-09	Aug-09	124,000

Contract #3 - $5.12 per MMBtu	Oct-07	Dec-07	220,800

Contract #4 - $5.22 per MMBtu	Oct-07	Dec-07	100,000

Contract #5 - $6.61 per MMBtu	Jan-08	Mar-08	109,200
	Apr-08	Jun-08	109,200
	Jul-08	Sep-08	110,400
	Oct-08	Dec-08	110,400

Contract #6 - $7.14 per MMBtu	Jan-08	Mar-08	343,000
	Apr-08	Jun-08	389,000
	Jul-08	Sep-08	365,000
	Oct-08	Dec-08	332,000

Contract #7 - $7.38 per MMBtu	Jan-09	Mar-09	383,000
	Apr-09	Jun-09	305,000
	Jul-09	Sep-09	385,000
	Oct-09	Dec-09	488,000

Contract #8 - $7.75 per MMBtu	Jan-10	Mar-10	427,000
	Apr-10	Apr-10	130,000

Contract #9 - $6.265 per MMBtu	May-10	Jun-10	211,000
	Jul-10	Sep-10	282,000
	Oct-10	Dec-10	245,000

The commodity swaps shown above were established in compliance with the JPMorgan credit facility which has allowed the Company access to the funds needed to explore and develop its existing acreage and to make acquisitions.  The swaps are hedged at CIG prices.

In addition to the commodity swaps shown above, on October 4, 2007, Storm Cat entered into an additional commodity swap with JPMorgan Chase for a total of 949,000 MMBtu from November 2007 through December 2008 at a price of $6.14 per MMBtu.

A 10% change in CIG gas prices will result in a change of $1.3 million in the value of unrealized derivatives.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007.  Based upon their evaluation of these disclosures controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2007.

Changes in internal control over financial reporting.  There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2007 which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

10.1
Storm Cat Energy Corporation Change in Control Severance Pay Plan (incorporated by reference to Exhibit 10.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on September 25, 2007 (Commission File No. 001-32628))

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

STORMCAT ENERGY CORPORATION

Date: November 8, 2007	By	/s/ Joseph M. Brooker
Joseph M. Brooker
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2007	By	/s/ Paul Wiesner
Paul Wiesner
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

10.1
Storm Cat Energy Corporation Change in Control Severance Pay Plan (incorporated by reference to Exhibit 10.1 to Storm Cat Energy Corporation’s Current Report on Form 8-K filed on September 25, 2007 (Commission File No. 001-32628))

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.