Form 10-Q
period 2008-03-31
Storm Cat Energy CORP
filed 2008-05-08
CIK 1178818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, or an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

As of May 5, 2008, there were 81,267,299 common shares outstanding.

Table of Contents

TABLE OF CONTENTS PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 6. Exhibits	23
Signatures	24
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to 18 U.S.C. Section 1350
Certification of CFO Pursuant to 18 U.S.C. Section 1350

PART I—FINANCIAL INFORMATION
 Item 1.  Financial Statements
STORM CAT ENERGY CORPORATION

STORM CAT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(stated in thousands of U.S. dollars, except share amounts)

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$874	$1,133
Accounts receivable:
Joint interest billing	1,470	1,701
Revenue receivable	3,447	2,444
Fair value of derivative instruments	—	1,760
Prepaid costs and other current assets	2,847	2,941
Total current assets	8,638	9,979
PROPERTY AND EQUIPMENT (full cost method), at cost:
Oil and gas properties:
Unproved properties	50,953	51,438
Proved properties	86,454	78,096
Less accumulated depreciation, depletion, and amortization	(14,264)	(12,228)
Oil and gas properties, net	123,143	117,306
Other property	1,113	1,180
Accumulated depreciation	(848)	(778)
Total other property, net	265	402
Total property and equipment, net	123,408	117,708
OTHER NON-CURRENT ASSETS:
Restricted cash	351	685
Debt issuance costs, net of accumulated amortization of $2,274 and $1,988, respectively	3,198	3,435
Accounts receivable long-term	1,354	759
Fair value of derivative instruments	888	—
Total other non-current assets	5,791	4,879
Total assets	$137,837	$132,566
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,406	$5,825
Revenue payable	2,422	1,678
Accrued and other liabilities	4,185	4,131
Interest payable	(13)	12
Share-based payments liability	504	394
Fair value of derivative instruments	6,849	—
Total current liabilities	21,353	12,040
NON-CURRENT LIABILITIES:
Ad valorem taxes payable	276	—
Asset retirement obligation	1,806	1,713
Fair value of derivative instruments	—	183
Bank debt	51,311	43,056
Convertible notes payable	50,195	50,195
Total non-current liabilities	103,588	95,147
Total liabilities	124,941	107,187
Commitments and contingencies (Note 10)
SHAREHOLDERS' EQUITY:
Common shares, without par value, unlimited authorized, issued and outstanding: 81,096,070 at March 31, 2008 and 81,087,320 at December 31, 2007	69,834	69,834
Additional paid-in capital	5,778	5,640
Accumulated other comprehensive income (loss)	(1,536)	7,483
Accumulated deficit	(61,180)	(57,578)
Total shareholders' equity	12,896	25,379
Total liabilities and shareholders' equity	$137,837	$132,566

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(stated in thousands of U.S. dollars, except share and per share amounts)

	For the Three Months Ended March 31,
	2008	2007
NATURAL GAS REVENUE	$6,017	$3,912

OPERATING EXPENSES:
Gathering and transportation	803	561
Lease operating expenses	1,664	576
Production and ad valorem taxes	739	327
General and administrative	1,716	2,662
Depreciation, depletion, amortization, and accretion of asset retirement obligation	2,162	1,634
Total operating expenses	7,084	5,760
Operating loss	(1,067)	(1,848)

OTHER INCOME (EXPENSE):
Interest expense	(2,269)	(629)
Interest and other miscellaneous income	20	32
Amortization of debt issuance costs	(286)	—
Total other income (expense)	(2,535)	(597)

Loss before taxes	(3,602)	(2,445)

Recovery of future income tax asset from flow-through shares	—	1,095

NET LOSS	$(3,602)	$(1,350)
Basic and diluted net loss per share	$(0.04)	$(0.02)
Weighted average number of shares outstanding	81,087,416	80,498,487

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Unaudited)
(stated in thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Shareholders'
	Shares	Amount	Capital	(Loss)	Deficit	Equity
BALANCE AT DECEMBER 31, 2007	81,087,320	$69,834	$5,640	$7,483	$(57,578)	$25,379
RSUs vested	8,750	—	—	—	—	—
Share-based payments	—	—	138	—	—	138
Net loss	—	—	—	—	(3,602)	(3,602)
Net change in foreign currency translation and fair value of derivative instruments	—	—	—	(9,019)	—	(9,019)
Other comprehensive loss (Note 9)	—	—	—	—	—	(12,621)
BALANCE AT MARCH 31, 2008	81,096,070	$69,834	$5,778	$(1,536)	$(61,180)	$12,896

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(stated in thousands of U.S. dollars)

	For the Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,602)	$(1,350)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Recovery of future income tax asset from flow-through shares	—	(1,090)
Share-based payments	266	454
Depreciation, depletion, amortization and accretion of asset retirement obligations	2,162	1,677
Amortization of debt issuance costs	286	—
Changes in operating assets and liabilities:
Accounts receivable	(673)	1,437
Other current assets	(21)	(1,538)
Accounts payable	(1,050)	(456)
Accrued interest and other current liabilities	7,745	(1,736)
Net cash provided by (used in) operating activities	5,113	(2,602)
Cash flows from investing activities:
Restricted cash	1,075	—
Capital expenditures - oil and gas properties	(6,842)	(21,446)
Capital expenditures - other assets	51	(11)
Fair value of derivative instruments	(8,203)	378
Net cash used in investing activities	(13,919)	(21,079)
Cash flows from financing activities:
Issuance of common stock	—	811
Debt issuance costs	101	(7,630)
Proceeds from bank debt	8,255	—
Proceeds from convertible notes payable	—	32,950
Net cash provided by financing activities	8,356	26,131
Effect of exchange rate changes on cash	191	(1,017)
Net change in cash and cash equivalents	(259)	1,433
Cash and cash equivalents at beginning of period	1,133	5,299
Cash and cash equivalents at end of period	$874	$6,732

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,176	$792
Supplemental schedule of non-cash investing and financing activities:
Capital accruals and asset additions	$10,049	$5,300
Increase in asset retirement obligation	$64	$44

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Storm Cat Energy Corporation, together with its consolidated subsidiaries (“Storm Cat” or the “Company”), is an independent oil and gas company focused primarily on the pursuit, exploration and development of large unconventional gas reserves from fractured shales, coal beds and tight sand formations and, secondarily, from conventional formations.  We have producing properties in Wyoming’s Powder River Basin (“PRB”) and in Arkansas’ Arkoma Basin (“Fayetteville Shale”).  Our primary exploration and development acreage is located in the United States and Canada.

NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements of Storm Cat, with the exception of the Consolidated Balance Sheet at December 31, 2007, have not been audited by independent public accountants and have been prepared in accordance with generally accepted accounting principals ("GAAP") in the U.S.  In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at March 31, 2008, our income for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they should be read along with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Please see our Annual Report on Form 10-K for the year ended December 31, 2007 for a comprehensive listing of our accounting policies.

Foreign Currency

We are exposed to fluctuations in foreign currencies, primarily through our operations in Canada. We monitor this exposure but have not entered into any hedging arrangements to protect from currency fluctuations.  As of March 31, 2008, $0.88 million U.S. dollar equivalent, or 100% of our cash, was held in U.S. dollars.

For the three months ended March 31, 2008, balances in the Consolidated Statements of Operations were converted from Canadian to U.S. dollars at a weighted average exchange rate of $0.99611 CDN to $1.00 U.S., and Consolidated Balance Sheet balances were converted at a rate of $0.9783 CDN to $1.00 U.S. based on the exchange rate on March 31, 2008.

For the three months ended March 31, 2007, balances in the Consolidated Statements of Operations were converted from Canadian to U.S. dollars at a weighted average exchange rate of $0.85365 CDN to $1.00 U.S., and Consolidated Balance Sheet balances were converted at a rate of $0.8655 CDN to $1.00 U.S. based on the exchange rate on March 31, 2007.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements” ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued Staff Position No. FAS 157-2  ("FSP 157-2") which proposed a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually).

On January 1, 2008 we elected to implement SFAS 157 with the one-year deferral. Given the nature of our current financial instruments, the adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows. Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are in the process of evaluating this standard with respect to our effect on nonfinancial assets and liabilities and have not yet determined the impact that it will have on our financial statements upon full adoption in 2009.

SFAS 157 (as amended), defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.

Beginning January 1, 2008, assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels—defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities—are as follows:

Level I—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level II—Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level III—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The fair value of our derivative contracts are measured using Level II inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices.

Our asset retirement obligation is measured using primarily Level III inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging and abandonment costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. See Note 4. "Oil and Gas Properties" for a rollforward of the asset retirement obligation.

The estimated fair values of derivatives included in the Consolidated Balance Sheets at March 31, 2008 and December 31, 2007 are summarized below. The increase in the net derivative liability from December 31, 2007 to March 31, 2008 is primarily attributable to the effect of higher natural gas and oil prices and cash settlements of derivatives during the period, partially offset by new derivatives entered during the period.

	Fair Value Measurements
	March 31, 2008		December 31, 2007
In Thousands	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Derivative assets:
Fixed-price natural gas commodity swaps	$888	$—	$1,760	$—
Derivative liabilities:		—		—
Fixed-price natural gas commodity swaps	(6,849)	—	(183)	—

Net derivative asset (liability)	$(5,961)	$—	$1,577	$—

Asset retirement obligation	$—	$(1,806)	$—	$(1,713)

NOTE 3.  DERIVATIVE FINANCIAL INSTRUMENTS

Natural Gas Commodity Hedges

Realized gains or losses from the settlement of gas derivative contracts are reported as natural gas revenues in the Consolidated Statements of Operations.  Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in accumulated other comprehensive income in the Consolidated Balance Sheets.  Any change in fair value resulting from ineffectiveness is recognized currently in derivative loss in the Consolidated Statements of Operations.

As of March 31, 2008, all natural gas derivative instruments qualified as cash flow hedges for accounting purposes under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  We anticipate that all forecasted transactions will occur by the end of their originally specified periods.  All contracts are entered into for other than trading purposes.

Our natural gas hedges are inherently effective because they have been indexed to the first of the month CIG index.  The CIG index is the same index that determines the actual natural gas revenue received by us for our PRB production.  Therefore, the hedges are highly correlated to changes in cash flows from natural gas sales.

To mitigate a portion of the potential exposure to adverse market changes, we have entered into various derivative contracts.  As of March 31, 2008, we had hedge contracts in place through December 2010 for a total of approximately 8,167,500 MMBtu of anticipated production from our PRB properties (see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" for a detailed listing of our commodity swaps).

We recognized a $7.4 million loss on the fair value of our derivative contracts in the first quarter of 2008, and $1.2 million loss for the same period in 2007.  The table below summarizes derivative instrument gain (loss) activity:

	For the Three Months Ended
	March 31,
In Thousands	2008	2007
Derivative contract settlements reflected in natural gas revenue	$123	$425
Change in fair value of derivatives reflected in accumulated other comprehensive income	(7,537)	(1,591)
Total derivative instrument loss	$(7,414)	$(1,166)

NOTE 4.  OIL AND GAS PROPERTIES

Accounting for Oil and Gas Properties

We follow the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost center) basis. Capitalized costs, less estimated salvage value, are depleted using the units-of-production method whereby historical costs and future development costs are amortized over the total estimated proved reserves. Costs of acquiring and evaluating unproved properties and major development projects are initially excluded from the depletion and depreciation calculation until it is determined whether or not proved reserves can be assigned to such properties. These costs are assessed periodically to ascertain whether impairment has occurred (i.e., "impairment tests”). Please refer to Regulation S-X Rule 4-10(c)(4) for full discussion regarding impairment tests. There were no impairment charges in either the first quarter of 2007 or 2008.

In the first quarter of 2008, $0.5 million was invested in lease rentals, geological and geophysical and capitalized interest.   During this period, we also invested a total of $8.6 million in various capital projects as follows:

●	in the PRB, we invested a total of $5.5 million for drilling, completion, compression and pipeline expenditures;
●	in Fayetteville, we invested $2.7 million in capital and commenced our 2008 drilling by spudding the first five wells; and
●	in Elk Valley, we invested $0.4 million as we continue our dewatering activities on the project.

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

A reconciliation of the changes in the asset retirement obligation for the three months ended March 31, 2008 and 2007, respectively, is as follows:

	For the Three Months Ended
	March 31,
In Thousands	2008	2007
Asset retirement obligation at January 1	$1,713	$1,871
Adjustment for revision of estimated life and interest rate in the Powder River Basin	(1)	—
Additional liabilities incurred	64	44
Accretion expense	42	62
Foreign currency translation	(12)	—
Asset retirement obligation at March 31	$1,806	$1,977

NOTE 5.  BANK CREDIT FACILITY

On December 27, 2007, Storm Cat Energy (USA) Corporation (“Storm Cat (USA)”), a wholly owned subsidiary of Storm Cat, entered into that certain Credit Agreement, dated December 27, 2007, by and among Storm Cat (USA), Wells Fargo Foothill LLC ("Wells Fargo"), as Agent, and the additional lenders party thereto (the "Credit Agreement"), which provides for certain credit facilities (the "Credit Facility").  Additionally, Storm Cat agreed to guarantee the obligations of Storm Cat (USA) under the Credit Facility.  As of March 31, 2008, the Credit Facility consists of a term loan facility in an aggregate principal amount of $30.0 million and a revolving facility in an aggregate principal amount of $20.0 million.  Our borrowing base under the Credit Facility was $55.0 million as of March 31, 2008.  The Credit Agreement provides for a semi-annual evaluation of such amount, determined based on our oil and natural gas reserves.

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

The Credit Facility matures on September 27, 2011, or December 27, 2012 in the event the Convertible Notes (defined below) are entirely converted into equity, with no remaining cash payment obligations, or are refinanced with a maturity date not earlier than June 27, 2013.

As of March 31, 2008, we had a total of $51.3 million outstanding on the Credit Facility; $30.0 million on the term loan facility and $21.3 million on the revolving facility.

On April 17, 2008, Storm Cat, Storm Cat (USA), and their subsidiaries entered into a First Amendment to Credit Agreement (the "Amendment") to amend the Credit Agreement including the financial covenants.  The Amendment increased the term loan facility from an aggregate principal amount of $30.0 million to an aggregate principal amount of $40.0 million.  The financial covenants were amended to accomodate the increase in the term loan facility and to allow us to remain in compliance.  In the absence of the Amendment, we would not have been in compliance with the original financial covenants as of March 31, 2008.  As as result of the increase in the term loan facility, our total outstanding balance under the Credit Facility has increased to $60.3 million as of May 7, 2008, from $51.3 million on March 31, 2008.  Please refer to Note 13. "Subsequent Events" for details relating to the Amendment.

NOTE 6.  CONVERTIBLE NOTES

On January 19, 2007, we entered into a Series A Note Purchase Agreement for the private placement of Series A Notes in a total aggregate principal amount of $18.5 million and a Series B Note Purchase Agreement for the private placement the Series B Notes (together with the Series A Notes, the "Convertible Notes") in a total aggregate principal amount of $31.7 million.  The Convertible Notes were bifurcated into two series because a shareholder vote was required for issuance of any Convertible Notes above the amount issued under the Series A Notes.  The Series A Notes and the Series B Notes are convertible into our common shares at a price of $1.17 per share, as may be adjusted in accordance with the terms of the Series A Notes or the Series B Notes (as applicable), and we may force the conversion of the Series A Notes or the Series B Notes (as applicable) at any time 18 months after the closing date of the applicable issuance that our common shares trade above $2.05, as may be adjusted, for 20 days within a period of 30 consecutive trading days.  On the day of the Series A Note Purchase Agreement and the Series B Note Purchase Agreement, the $1.17 conversion price was at premium to our closing stock price of $1.00.

On January 30, 2007, we closed the private placement of Series A Notes to qualified institutional and accredited investors in a private placement pursuant to Regulation D of the Securities Act, and exemptions from Canadian prospectus and registration requirements under National Instrument 45-106.  The Series A Notes mature on March 31, 2012, unless earlier converted, redeemed or repurchased.  The Series A Notes bear interest at a rate of 9.25% per annum, commencing on January 30, 2007.  Interest on the Series A Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2007.

On March 29, 2007 we held an extraordinary general meeting in which shareholders authorized the issuance of the underlying shares of the Series B Notes.  On March 30, 2007, we closed on $31.7 million of Series B Notes to qualified institutional and accredited investors in a private placement pursuant to Regulation D of the Securities Act, and exemptions from Canadian prospectus and registration requirements under National Instrument 45-106. The Series B Notes mature on March 31, 2012, unless earlier converted, redeemed or repurchased.  The Series B Notes bear interest at a rate of 9.25% per annum, commencing on March 30, 2007.  Interest on the Series B Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on June 30, 2007.

As part of the private placements, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors requiring us to file with the Securities and Exchange Commission (the "SEC") registration statements covering the common shares issuable upon conversion of the Series A Notes and the Series B Notes.  We have fulfilled our obligations under the Registration Rights Agreement to have an effective registration covering the shares that are issuable upon conversion of the Convertible Notes with respect to all of the shares underlying the Convertible Notes, with the exception of 123,932 common shares issuable upon conversion of Series B Notes held by certain of our officers and directors.  The registration statements and the related prospectuses can be accessed via the SEC website at www.sec.gov.

NOTE 7.  SHAREHOLDERS’ EQUITY

Outstanding Share Data

We have an unlimited number of authorized common shares, without par value, and an unlimited number of preferred shares which may be issued in series and with preferences as determined by our Board of Directors.  As of the filing of this report no preferred shares had been issued.

At March 31, 2008, 81,096,070 common shares were issued and outstanding, 6,352,000 common share options outstanding and reserved for issuance under our Amended and Restated Share Option Plan (the "Amended Option Plan") and 86,250 unvested restricted stock units ("RSUs") outstanding under our Restricted Share Unit Plan.  There were also 15,841,880 common shares reserved for issuance upon conversion of the Series A Notes and 27,059,829 common shares reserved for issuance upon conversion of the Series B Notes.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period.  The shares represented by vested RSUs issued to date are included in the calculation of the weighted average basic common shares outstanding.  Diluted loss per share is calculated giving effect to the potential dilution that would occur if vested stock options, RSUs and stock purchase warrants were exercised and the Convertible Notes were converted to common shares.  The dilutive effect of options, RSUs, warrants and the Convertible Notes is computed by application of the treasury stock method which assumes that proceeds from the exercise of in-the-money options and warrants would be used to repurchase common shares at average market prices during the period.  Diluted amounts are not presented when the effects of the computations are anti-dilutive due to net losses incurred.  Accordingly, there is no difference in the amounts presented for basic and diluted loss per share for the quarters ended March 31, 2008 and 2007.  Listed below is a table showing the potentially dilutive shares outstanding as of March 31, 2008 and 2007 which have been excluded from the diluted earnings per share calculation.

	March 31,
Potentially Dilutive Shares Outstanding	2008	2007
Options	6,352,000	4,900,000
Unvested RSUs	86,250	—
Series A Notes	15,841,880	—
Series B Notes	27,059,829	—
Warrants	—	6,926,850
Total potentially dilutive shares outstanding	49,339,959	11,826,850

Share-based Payment

We grant stock options at exercise prices equal to the fair market value of our common shares at the date of the grant using the Black-Scholes pricing model.  The Black-Scholes model is a widely accepted mathematical model for valuing share-based payments.  The Black-Scholes model takes into account the common share price at the grant date, the exercise price, the volatility of the underlying shares and the expected dividends and the risk-free interest rate over the expected life of the option to determine fair value.

In December 2004, the FASB issued SFAS No. 123(R), "Share-based Payment"  ("SFAS 123(R)"), which is a revision of SFAS 123, "Accounting for Stock-based Compensation" ("SFAS 123").  SFAS 123(R) is effective for non-small business publicly traded companies for interim or annual periods beginning after June 15, 2005. It supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based upon their fair values and rescinds the acceptance of pro forma disclosure.

Public companies may choose to apply SFAS 123(R) on either a "modified prospective" method or a "modified retrospective" method.  The modified prospective method requires companies to incorporate the appropriate expense in their income statements on a go-forward basis and to expense all previously granted non-vested options that are outstanding as of the option date.  The modified retrospective method allows companies to adopt SFAS 123(R) by restating prior period amounts based on the expense calculated and reported in their pro forma footnote disclosures as previously required by SFAS 123.  We adopted SFAS 123(R) on January 1, 2006 under the modified prospective method.

Under the fair value recognition provisions of SFAS 123(R), share-based payments expense is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period on a straight-line basis.  The expense recognized over the service period is required to include an estimate of the awards that will be forfeited.  Previously, we only recorded the impact of forfeitures as they occurred for employee options.  We assumed an approximate 10.0% forfeiture rate for the three months ended March 31, 2008 for all employees and consultants.

SFAS No. 123(R), paragraph B129, "Equity Instruments with Exercise Prices Denominated in a Foreign Currency" requires that all equity instruments with exercise prices denominated in a currency other than the currency of the market in which the underlying equity instrument primarily trades be accounted for as liabilities.  Because we have granted options that are priced in Canadian dollars, and our stock is primarily traded on the American Stock Exchange ("AMEX"), the liability method is required relative to all U.S. employees.  We employ the following methods in recording share-based payments.

●
The liability method to account for options granted to U.S. employees in Canadian dollars.  Under this method, we record a liability for vested options equal to the value of such vested options as calculated by the Black-Scholes model using the option exercise price and the fair value per share of the common stock underlying the option as of the measurement date.

●
The equity method to account for options granted to Canadian employees and options granted to U.S. employees in U.S. dollars.  We calculate the expense under this method based on the Black-Scholes value of the option at the date of the grant. This expense is recorded in equal amounts as the options vest; typically over two years.

The fair value of share-based payments are expensed, with a corresponding increase to additional paid-in capital for the equity method, or the share-based payment liability for the liability method.  Upon exercise of stock options, the consideration paid upon exercise is recorded as additional value of common shares and the amount previously recognized in additional paid-in capital is reclassified to common shares.

Both of the aforementioned methods of calculating share-based payments require us to make several estimates including when stock options might be exercised, the stock price volatility, forfeiture rates, and the model used to calculate value.  The timing for exercise of options is outside our control and depends upon a variety of factors including the market value our common shares and the financial objectives of the holders of the options, among other factors.  We calculate volatility using historical data; however, future volatility is inherently uncertain.

 The following table summarizes our share-based payments expense under each method:

	For the Three Months Ended
	March 31,
In Thousands	2008	2007
Share-based payments expense under the liability method	$137	$—
Share-based payments expense under the equity method	129	447
Share-based payments expense	$266	$447

Options and RSUs Issued and Outstanding

The Amended Option Plan and the Restricted Share Unit Plan (together, the “Plans”), both approved by our shareholders on June 21, 2007, authorizes the granting of incentive and nonqualified options to purchase up to 10,000,000 common shares in the aggregate. The Plans are administered by the Board of Directors which determines the terms pursuant to which any option is granted. The Plans provide that upon a change in control, options then outstanding will immediately vest and we will take such actions as are necessary to make all shares subject to options immediately salable and transferable.

Of the 10,000,000 shares authorized for issuance in the aggregate under the Plans, 9,525,750 shares have been granted and 1,440,000 shares have been forfeited, leaving a total of 1,914,250 shares available for issuance as of March 31, 2008.  Below is a reconciliation of our remaining shares available to grant at the end of the first quarter 2008:

Common Shares Available to Grant	As of March 31, 2008
Common shares in treasury available to grant	10,000,000
Options granted	(9,237,000)
Options forfeited	1,430,000
RSUs granted	(288,750)
RSUs forfeited	10,000
Common shares available to grant as of March 31, 2008	1,914,250

Option Activity	Number of Shares	Weighted Average Exercise Price (1)
Options outstanding at December 31, 2007	4,550,000	$1.91
Options granted	1,802,000	$0.70
Options exercised	—	$—
Options expired/cancelled	—	$—
Options outstanding at March 31, 2008	6,352,000	$1.56

Options exercisable at March 31, 2008	4,059,996	$1.94
(1)Exercise price is in Canadian dollars.

RSU Activity	Number of Shares
RSUs outstanding at December 31, 2007	95,000
RSUs granted	—
RSUs vested	8,750
RSUs expired/cancelled	—
RSUs outstanding at March 31, 2008	86,250

RSUs unvested at March 31, 2008	86,250

Stock Activity During the Quarter

On January 24, 2008, we granted 1,802,000 stock options to employees and directors.  The stock options have an exercise price of $0.70 (U.S.) and vest over a period of 24 months for employees and 18 months for directors.

On March 19, 2008, 2,126,582 warrants priced at $1.90 CDN expired without being exercised.

NOTE 8.   INCOME TAXES

The income tax benefit realized in the first quarter of 2007 was $1.1 million.  This is a tax benefit that is passed on to our flow-through shareholders.  In order to have this tax benefit, the flow-through shareholders pay a premium above market for their shares.  This premium is reduced in equity and recorded as a liability.  As the capital obligation is spent, the liability is reduced and an income tax benefit is recorded to the income statement.  The liability no longer exists and no tax benefit was recognized in the first quarter of 2008.

NOTE 9.  OTHER COMPREHENSIVE LOSS

Comprehensive earnings (loss) is a term used to refer to net earnings plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders' equity instead of net earnings. Items included in other comprehensive income (loss) for the three months ended March 31, 2008 and 2007 are foreign currency gains (losses) related to the translation of the assets and liabilities of our Canadian operations and unrealized gains (losses) related to the changes in the fair value of derivative instruments designated as cash flow hedges.

Comprehensive loss for the quarters ended March 31, 2008 and 2007, respectively, is reflected in the table below:
	For the Three Months Ended March 31,
In Thousands	2008	2007
Net loss	$(3,602)	$(1,350)
Effects of foreign currency translation	(1,482)	312
Change in fair value of derivatives	(7,537)	(1,591)
Net change in foreign currency translation and fair value of derivatives	(9,019)	(1,279)
Other comprehensive loss	$(12,621)	$(2,629)

NOTE 10.  SALES,  TRANSPORTATION AND GATHERING COMMITMENTS

Sales Commitments

We had no forward sales contracts at March 31, 2008.

Firm Transportation Service Agreements

We have a firm transportation agreement in place through April 11, 2013 to transport gas from Cheyenne Plains to ANR PEPL (Oklahoma). The agreement obligates us to pay $0.34 per Dth on 2,000 Dth/D or approximately $20,000 per month. The firm commitment payment is offset by any charges for volumes shipped on the Cheyenne Plains pipeline to the ANR PEPL (Oklahoma) delivery hub. We released our 2,000 Dth/D capacity commitment for a period of eight months (from March 2008 through October 2008) at the full volume commitment for $0.14 per Dth.

We also have a firm transportation agreement with an unaffiliated third party that expires November 30, 2013. The agreement requires us to pay $0.15 per Dth on 100% load basis of 4,000 Dth/D. Gas is received at Glenrock, Wyoming and delivered to the Dullknife hub in Wyoming. We are currently meeting the volume commitment relative to this agreement.

Gathering Commitments

We have a fee-based gas gathering and compression services agreement with an unrelated third party for the provision of field gathering, treating, compression and high pressure transport of natural gas to be produced from our Fayetteville Shale project. We are obligated to deliver sufficient volumes to generate fees totaling $19.0 million over a four-year period.

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

Flow-Through Shares

U.S. GAAP requires the stated capital on flow-through share issuances to be equal to the estimated fair market value of the shares on the date of issue.  The difference between the gross proceeds received on the issuance of the shares and the estimated fair market value of the shares is recorded as a liability (the “Premium”) until the renunciation of expenditures has occurred. The full renunciation has occurred as of March 31, 2008 and there is no flow-through share liability.

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

Share-Based Payments

U.S. GAAP, under SFAS No. 123(R), paragraph B129, "Equity Instruments with Exercise Prices Denominated in a Foreign Currency," requires that all equity instruments with exercise prices denominated in a currency other than the currency of the market in which the underlying equity instrument primarily trades be accounted for as liabilities.  This is not applicable under Canadian GAAP.

The impact of the above differences on the financial statements is as follows:

Statement of Operations
	For the Three Months Ended March 31,
In Thousands, except per share	2008	2007
Net loss for the year per U.S. GAAP	$(3,602)	$(1,350)
Adjustment for depletion	(527)	—
Recovery of future income tax asset	—	(1,095)
Adjustments for foreign exchange gain (loss)	191	(1,017)
Net loss for the year per Canadian GAAP	$(3,938)	$(3,462)
Basic and diluted loss per share per Canadian GAAP	$(0.05)	$(0.04)
Weighted average number of shares outstanding per U.S. GAAP	80,087,416	80,498,487

Balance Sheet
In Thousands	March 31, 2008	December 31, 2007
Total assets per U.S. GAAP	$137,837	$132,566
Adjustment to asset for depletion	(1,033)	(506)
Adjustment to for asset for impairment	25,000	25,000
Total assets per Canadian GAAP	$161,804	$157,060

Total liabilities per U.S. GAAP	$124,941	$107,187
Total liabilities per Canadian GAAP	$124,941	$107,187

Statement of Shareholders’ Equity
In Thousands	March 31, 2008	December 31, 2007
Cumulative deficit, end of the year, per U.S. GAAP	$(61,180)	$(57,578)
Adjustment for depletion	(1,033)	(506)
Adjustment for impairment	25,000	25,000
Difference in recovery of future income tax asset	(2,874)	(2,874)
Cumulative foreign exchange adjustment	6,275	6,275
Adjustment for tax effects of flow-through share liability	4,425	5,907
Deficit, end of the year, per Canadian GAAP	(29,387)	(23,776)

Recovery of future income tax asset	2,874	2,874
Cumulative unrealized gain (loss) on hedges	(5,961)	1,576
Adjustment for tax effects of flow-through share liability	(6,275)	(6,275)
Share capital, share subscriptions, contributed surplus and other comprehensive income per Canadian and U.S. GAAP	75,612	75,474
Shareholders’ equity per Canadian GAAP	$36,863	$49,873
Shareholders’ equity per U.S. GAAP	$12,896	$25,379

Statement of Cash Flows
	For the Three Months Ended March 31,
In Thousands	2008	2007
Cash flows used in operating activities per U.S. GAAP	$5,113	$(2,602)
Difference in recovery of future income tax asset	—	1,095
Cash flows used in operating activities per Canadian GAAP	5,113	(1,507)

Cash flows from financing activities per U.S. GAAP	8,356	26,131
Difference in recovery of future income tax asset	—	(1,095)
Cash flows from financing activities per Canadian GAAP	8,356	25,036

Cash flows from investing activities per U.S. GAAP	(13,919)	(21,079)
Cash flows from investing activities per Canadian GAAP	(13,919)	(21,079)

Effect of foreign exchange on cash flows	191	(1,017)
Increase (decrease) in cash per U.S. GAAP and Canadian GAAP	$(259)	$1,433

NOTE 12.  RELATED PARTY TRANSACTIONS

We paid $48,498 in the first quarter of 2008 for legal fees to a law firm of which one of our directors is a partner.  At March 31, 2008 $7,410 was outstanding and payable to this law firm.

All past and future and ongoing transactions with affiliates are and will be on terms which management believes are no less favorable than could be obtained from non-affiliated parties.

NOTE 13.  SUBSEQUENT EVENTS

Commodity Swaps

On April 3, 2008, we entered into a natural gas commodity swap cash settlement transaction for 1,138,000 MMBtu from May 1, 2008 through December 31, 2009.   May through December 2008 volumes under such swap agreement totals 364,000 MMBtu's at a fixed price of $8.08 (CIG pricing) and January through December 2009 volumes total 774,000 MMBtu's at a fixed price of $7.32 per MMBtu (CIG pricing).

Fayetteville Sales

On April 12, 2008, the pipeline system connecting our Fayetteville acreage to the Ozark interstate pipeline became fully operational and first sales of natural gas commenced.

PRB Acquisition

On April 15, 2008, we acquired approximately 14,000 undeveloped net acres in Sheridan County, Wyoming for approximately $5.6 million.  The acquisition acreage is located in and around our current operations in the PRB.  The acquisition increases our PRB acreage to 50,000 net acres and adds an additional two years of drilling inventory in the PRB, increasing our total drilling inventory to four years (based on current development plans).   The transaction was funded through an amendment to our existing Credit Facility.

Credit Facility Amendment

On April 17, 2008, Storm Cat, Storm Cat (USA), and their subsidiaries entered into the Amendment to amend the Credit Agreement.  The Amendment increased the term loan facility from an aggregate principal amount of $30.0 million to an aggregate principal amount of $40.0 million.  As as result of the increase in the term loan facility, our total outstanding balance under the Credit Facility has increased to $60.3 million as of May 7, 2008, from $51.3 million on March 31, 2008.

The Amendment contains customary representations and warranties (including those relating to absence of defaults, authority and enforceability and approvals).  The Amendment also modified the existing financial covenants.  The amended financial covenants are as follows:

(1)
Minimum quarterly EDITDA (as defined in the Credit Agreement) of $5,220,000 for the quarter ending March 31, 2008, $9,000,000 for the quarter ending June 30, 2008, $13,000,000 for the quarter ending September 30, 2008, $17,500,000 for the quarter ending  December 31, 2008, $25,000,000 for the quarter ending March 31, 2009, $32,500,000 for the quarter ending June 30, 2009, and $37,300,000 for the quarter ending September 30, 2009 and for each quarter end thereafter;

(2)
Minimum average daily production for any quarterly period of 10,500 for the quarter ending March 31, 2008, 16,750 for the quarter ending June 30, 2008, 23,000 for the quarter ending September 30, 2008, 30,200 for the quarter ending  December 31, 2008, 33,200 for the quarter ending March 31, 2009, 38,500 for the quarter ending June 30, 2009, and 40,600 for the quarter ending September 30, 2009 and for each quarter end thereafter;

(3)	Minimum Asset Coverage Ratio (based on a discounted net present value of "Proved Reserves"), calculated each quarter, of 1.60:1.00;

(4)
Minimum Interest Coverage Ratio (based on EBIDTA and interest expense excluding interest expense associated with the Convertible Notes) of 1.00:1.00 for the quarter ending March 31, 2008, 1.50:1.00 for the quarter ending June 30, 2008, 2.00:1.00 for the quarter ending September 30, 2008, 2.50:1.00 for the quarter ending  December 31, 2008, 3.00:1.00 for the quarter ending March 31, 2009, and 3.50:1.00 for the quarter ending June 30, 2009 and for each quarter end thereafter; and

(5)
Minimum Leverage Ratio of 10.54:1.00 for the quarter ending March 31, 2008, 7.22:1.00 for the quarter ending June 30, 2008, 5.00:1.00 for the quarter ending September 30, 2008, 3.71:1.00 for the quarter ending December 31, 2008, 3.60:1.00 for the quarter ending March 31, 2009, 2.77:1.00 for the quarter ending June 30, 2009, and 2.50:1.00 for the quarter ending September 30, 2009 and for each quarter end thereafter.

Absent the Amendment, we would not have been in compliance with one or more of the financial covenants in the Credit Agreement.  Per the guidance of Emerging Issues Task Force No. 86-30 ("EITF 86-30"), we continue to clasify the debt under the Credit Facility as long-term debt.

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

Annual Incentive Plan

On April 23, 2008, the Compensation Committee approved a formalized annual incentive compensation plan for 2008. The annual incentive plan includes objective performance criteria such as growth in net asset value, production and EBITDA, as well as subjective discretion by the Compensation Committee to adjust awards based on the Company's overall success and individual merit.

The Compensation Committee has set a target award opportunity as a percentage of base salary.  The amount of any annual cash incentive award will be based on achievement of the Company’s goals in the three performance categories listed above.  Each of the performance categories has been weighted accordingly and performance targets have been established in order to payout awards at a minimum threshold level, a target level and a maximum outstanding level.  If the Company fails to achieve the minimum threshold level of performance for a measure, then no payout for that measure will be awarded.  Achievement at the threshold level will generally payout 25% of the target award opportunity, with achievement at the target and outstanding levels will generally payout at 100% and 200%, respectively, of the target award opportunity.  Any payout will be subject to the discretion of the Compensation Committee to consider other subjective factors it deems appropriate.

All of our employees and executive officers will participate in this new compensation plan. Target performance for the executive officers will be set by the Compensation Committee and reviewed on an annual basis. Target performance levels for the remaining employees will be set by the Chief Executive Officer and approved by the Compensation Committee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Storm Cat,” we”, “us,” “our” and the “Company”, when used herein refer to Storm Cat Energy Corporation, together with its operating subsidiaries. When the context requires, we refer to these entities separately. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparative Results of Operations for the three months ended March 31, 2008 and 2007

Selected Operating Data:	For the Three Months Ended March 31,
	2008	2007	Change	% Change
Wells drilled in period	16	21	(5)	(23.8%)
Producing wells at end of period	453	352	101	28.7%

Net natural gas sales volume (MMcf)	987.1	665.5	321.6	48.3%

Natural gas sales (In Thousands)	$6,017	$3,912	$2,105	53.8%

Average sales price (per Mcf) with hedging	$6.10	$5.88	$0.22	3.7%
Average sales price (per Mcf) without hedging	$5.98	$5.24	$0.74	14.1%

Additional expense data (per Mcf):
Gathering and transportation	$0.81	$0.84	$(0.03)	(3.5%)
Lease operating expenses	$1.69	$0.86	$0.83	96.5%
Production and ad valorem taxes	$0.75	$0.49	$0.26	53.1%
Depreciation, depletion, amortization and accretion expense	$2.19	$2.46	$(0.27)	(11.0%)
General and administrative expense, before share-based payments and capitalized overhead	$1.47	$3.33	$(1.86)	(55.9%)
Share-based payments	$0.27	$0.67	$(0.40)	(59.7%)
Interest	$2.28	$0.90	$1.38	153.3%
Deferred financing costs	$0.29	$—	$0.29	n/a

Natural gas sales.  Natural gas sales revenue in the first quarter of 2008 increased 53.8% over the same quarter in 2007.  This increase was primarily due to the increase in sales volume. The volume increase is a direct result of increased production from our successful drilling activities over the past year.  Increased sales volumes more than offset the natural decline in production.

Lease operating expenses. Lease operating expenses increased approximately $1.1 million to $1.7 million in the first quarter of 2008 from $0.6 million the first quarter of 2007. This increase resulted primarily from additional wells added through our successful drilling program. On a per Mcf basis, lease operating expenses increased by 96.5%. The higher costs are attributable to the following items: 1) newly drilled wells are charged full monthly lease operating fees but have initially low production rates until they dewater in the initial three to six months, 2) temporary higher per well lease operating costs resulting from fuel and generator rental costs associated with new wells in our PRB development areas where the electrical infrastructure has yet to be installed, 3) temporary higher per well lease operating costs on our Sheridan and Ford Ranch areas in the PRB resulting from higher water production.

Production and ad valorem taxes.  Production and ad valorem taxes per Mcf increased 53.1% from the first quarter of 2007 to the first quarter of 2008 primarily due to higher pricing in 2008.

General and administrative expense. We report general and administrative expense inclusive of share-based payments and net of capitalized internal costs.  The components of general and administrative expense were as follows:

	For the Three Months Ended March 31,
In Thousands	2008	2007	$ Change	% Change
General and administrative expense, before share-based payments and capitalized overhead	$1,450	$2,223	$(773)	(34.8%)
Share-based payments	266	447	(181)	(40.5%)
Capitalized overhead	—	(8)	8	n/a
General and administrative expense, net	$1,716	$2,662	$(946)	(35.5%)

General and administrative expense before share-based payments and capitalized overhead decreased by 34.8% from the first quarter of 2007 to the first quarter of 2008, primarily because of $0.7 million in closing costs related to our Convertible Notes in the first quarter of 2007.  These costs were later capitalized to prepaid financing fees and are being amortized over the life of the Convertible Notes.  Excluding these subsequently capitalized costs, total general and administrative expense in the first quarter of 2007 would have been $1.5 million.

Share-based payments.  Share-based payments decreased by $0.2 million from the three months ended March 31, 2007 to the same period in 2008 due to the adoption of the liability method of accounting for all options and RSUs issued to U.S. directors and employees in the latter part of 2007.

Income tax.  The income tax benefit realized in the first quarter of 2007 was $1.1 million.  This is a tax benefit that is passed on to our flow-through shareholders.  The flow-through shareholders pay a premium above market for their shares in order to have this tax benefit.  This premium is reduced in equity and recorded as a liability.  As the capital obligation is spent, the liability is reduced and an income tax benefit is recorded to the income statement.  There was no tax benefit at March 31, 2008, and the liability associated with flow-through shares was zero.

Interest expense.  Interest expense of $2.3 million and $0.6 million, respectively, for the quarters ended March 31, 2008 and 2007 relates to our Credit Facility and Convertible Notes.

Development activities.  We drilled 16 gross wells in the three months ended March 31, 2008 as compared to 21 gross wells in the three months ended March 31, 2007.  At March 31, 2008, we held interests in 492 gross wells (453 producing), as compared to 375 gross wells (352 producing) at March 31, 2007.

Subsequent Events

Commodity Swaps

On April 3, 2008, we entered into a natural gas commodity swap cash settlement transaction for 1,138,000 MMBtu from May 1, 2008 through December 31, 2009.   May through December 2008 volumes under such swap agreement totals 364,000 MMBtu's at a fixed price of $8.08 (CIG pricing) and January through December 2009 volumes total 774,000 MMBtu's at a fixed price of $7.32 per MMBtu (CIG pricing).

Fayetteville Sales

On April 12, 2008, the pipeline system connecting our Fayetteville acreage to the Ozark interstate pipeline became fully operational and first sales of natural gas commenced.

PRB Acquisition

On April 15, 2008, we acquired approximately 14,000 undeveloped net acres in Sheridan County, Wyoming for approximately $5.6 million.  The acquisition acreage is located in and around our current operations in the PRB.  The acquisition increases our PRB acreage to 50,000 net acres and adds an additional two years of drilling inventory in the PRB, increasing our total drilling inventory to four years (based on current development plans).   The transaction was funded through the amendment to our existing Credit Facility.

Credit Facility Amendment

On April 17, 2008, Storm Cat, Storm Cat (USA) and their subsidiaries entered into the Amendment to amend the Credit Agreement.  The Amendment increased the term loan facility from an aggregate principal amount of $30.0 million to an aggregate principal amount of $40.0 million.  As as result of the increase in the term loan facility, our total outstanding balance under the Credit Facility has increased to $60.3 million as of May 7, 2008, from $51.3 million on March 31, 2008.

The Amendment contains customary representations and warranties (including those relating to absence of defaults, authority and enforceability and approvals).  The Amendment also modified the existing financial covenants.  The amended financial covenants are as follows:

(1)
Minimum quarterly EDITDA (as defined in the Credit Agreement) of $5,220,000 for the quarter ending March 31, 2008, $9,000,000 for the quarter ending June 30, 2008, $13,000,000 for the quarter ending September 30, 2008, $17,500,000 for the quarter ending  December 31, 2008, $25,000,000 for the quarter ending March 31, 2009, $32,500,000 for the quarter ending June 30, 2009, and $37,300,000 for the quarter ending September 30, 2009 and for each quarter end thereafter;

(2)
Minimum average daily production for any quarterly period of 10,500 for the quarter ending March 31, 2008, 16,750 for the quarter ending June 30, 2008, 23,000 for the quarter ending September 30, 2008, 30,200 for the quarter ending  December 31, 2008, 33,200 for the quarter ending March 31, 2009, 38,500 for the quarter ending June 30, 2009, and 40,600 for the quarter ending September 30, 2009 and for each quarter end thereafter;

(3)	Minimum Asset Coverage Ratio (based on a discounted net present value of "Proved Reserves"), calculated each quarter, of 1.60:1.00;

(4)
Minimum Interest Coverage Ratio (based on EBIDTA and interest expense excluding interest expense associated with the Convertible Notes) of 1.00:1.00 for the quarter ending March 31, 2008, 1.50:1.00 for the quarter ending June 30, 2008, 2.00:1.00 for the quarter ending September 30, 2008, 2.50:1.00 for the quarter ending  December 31, 2008, 3.00:1.00 for the quarter ending March 31, 2009, and 3.50:1.00 for the quarter ending June 30, 2009 and for each quarter end thereafter; and

(5)
Minimum Leverage Ratio of 10.54:1.00 for the quarter ending March 31, 2008, 7.22:1.00 for the quarter ending June 30, 2008, 5.00:1.00 for the quarter ending September 30, 2008, 3.71:1.00 for the quarter ending December 31, 2008, 3.60:1.00 for the quarter ending March 31, 2009, 2.77:1.00 for the quarter ending June 30, 2009, and 2.50:1.00 for the quarter ending September 30, 2009 and for each quarter end thereafter.

Absent the Amendment, we would not have been in compliance with one or more of the financial covenants in the Credit Agreement.  Per EITF 86-30, we continuue to classify the debt under the Credit Facility as long-term as long-term debt.

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

Annual Incentive Plan

On April 23, 2008, the Compensation Committee approved a formalized annual incentive compensation plan for 2008. The annual incentive plan includes objective performance criteria such as growth in net asset value, production and EBITDA, as well as subjective discretion by the Compensation Committee to adjust awards based on the Company's overall success and individual merit.

The Compensation Committee has set a target award opportunity as a percentage of base salary.  The amount of any annual cash incentive award will be based on achievement of the Company’s goals in the three performance categories listed above.  Each of the performance categories has been weighted accordingly and performance targets have been established in order to payout awards at a minimum threshold level, a target level and a maximum outstanding level.  If the Company fails to achieve the minimum threshold level of performance for a measure, then no payout for that measure will be awarded.  Achievement at the threshold level will generally payout 25% of the target award opportunity, with achievement at the target and outstanding levels will generally payout at 100% and 200%, respectively, of the target award opportunity.  Any payout will be subject to the discretion of the Compensation Committee to consider other subjective factors it deems appropriate.

All of our employees and executive officers will participate in this new compensation plan. Target performance for the executive officers will be set by the Compensation Committee and reviewed on an annual basis. Target performance levels for the remaining employees will be set by the Chief Executive Officer and approved by the Compensation Committee.

Changes in Financial Condition

At March 31, 2008, our current liabilities of approximately $21.3 million exceeded current assets of $8.6 million resulting in a working capital deficit of $12.7 million.  Included in current liabilities are $6.8 million of unrealized hedging liabilities calculated over the next twelve months which will be offset by future revenue and $3.1 million of accrued liabilities for capital expenditures that are expected to be invoiced and paid for over the next three months. This compares to a working capital deficit of $2.1 million as of December 31, 2007.

We borrowed an additional $7.0 million pursuant to our Credit Facility in the first quarter of 2008.

Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FSP 157-2 which proposed a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually).

On January 1, 2008 we elected to implement SFAS 157 with the one-year deferral. Given the nature of our current financial instruments, the adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows. Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are in the process of evaluating this standard with respect to our effect on nonfinancial assets and liabilities and has not yet determined the impact that it will have on our financial statements upon full adoption in 2009.

On February 12, 2008, FSP 157-2 was issued. FSP No. 157-2 delays the effective date of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are ecognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the non-deferred provisions of SFAS 157 on January 1, 2008. See Note 2 to the Consolidated Financial Statements. FSP 157-2 defers the effective date to fiscal years beginning after November 15, 2008. The effect of adopting FSP 157-2 is not expected to have an effect on our reported financial position or earnings.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial  Assets  and  Financial  Liabilities” ("SFAS 159").  SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for our financial statements issued in 2008.  The adoption of SFAS 159 has no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” ("SFAS 141(R)"), which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date.  SFAS 141(R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment for pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied.  Early adoption is not permitted.  SFAS 141(R) will be effective for us beginning with the 2009 fiscal year.  We are currently evaluating the impact of SFAS 141(R) on our accompanying Consolidated Financial Statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB 51” ("SFAS 160") which establishes accounting and reporting standards that require non-controlling interests to be reported as a component of equity.  SFAS 160 also requires that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied.  We are required to adopt SFAS 160 beginning with the 2009 fiscal year.  We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our accompanying Consolidated Financial Statements when effective.

Business Risks

Please see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Glossary of Natural Gas Terms

Please see “Glossary” under Items 1 and 2 of our Annual Report on Form 10-K for the year ended December 31, 2007.

CAUTION REGARDING FORWARD LOOKING STATEMENTS

Statements included in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements. We use words such as “could,” “may,” “will,” “should,” “expect,” “plan,” “project,” “anticipate,” “believe,” “estimate,” “intend” and similar expressions to identify forward-looking statements.

These forward-looking statements are made based upon management’s expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not necessarily limited to:

•	our ability to successfully complete and integrate any future acquisitions;
•	the availability of natural gas supply for our gathering and processing services;
•	our substantial debt and other financial obligations which could adversely impact our financial condition;
•	the availability of NGLs for our transportation, fractionation and storage services;
•	our dependence on significant customers, producers, gatherers, treaters and transporters of natural gas;
•	the risks that third-party oil and gas exploration and production activities will not occur or be successful;
•	we may not be able to renew or replace contracts at comparable terms with existing customers or acquire new customers;
•	prices of natural gas and the effectiveness of any hedging activities;
•	changes in general economic, market or business conditions in regions where our products are located;
•	our ability to identify and consummate grass roots projects or acquisitions complementary to our business;
•	the success of our risk management policies;
•	continued creditworthiness of, and performance by, contract counterparties;
•	operational hazards and availability and cost of insurance on our assets and operations;
•	the impact of any failure of our information technology systems;
•	the impact of current and future laws and government regulations;
•	liability for environmental claims;
•	damage to facilities and interruption of service due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;
•	the impact of the departure of any key employees or if we are unable to recruit and retain highly skilled administrative and operational staff; and
•	our ability to raise sufficient capital to execute our business plan through borrowing or issuing equity.

This list is not necessarily complete. Other unknown or unpredictable factors could also have material adverse effects on future results. We do not update publicly any forward-looking statement with new information or future events. Investors are cautioned not to put undue reliance on forward-looking statements as many of these factors are beyond our ability to control or predict. Additional information concerning these and other factors is contained in our filings with the SEC, including but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2007 Annual Report on Form 10-K, as well as with the Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q.

Hypothetical changes in interest rates and prices chosen for the following estimated sensitivity effects are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in interest rates and commodity prices, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

Commodity Price Risk

We hedge a portion of our price risks associated with our natural gas sales. As of March 31, 2008, our outstanding futures contracts and swap agreements had an associated net fair value loss of $6.0 million.  As of March 31, 2008, a 10% change in CIG gas prices would result in a change of approximately $7.6 million in the value of unrealized derivatives (including the hedges put in place on April 3, 2008).  The following table reflects our commodity swaps executed and in place as of March 31, 2008, by quarter:

Quarter Ended	Qtrly. Vol. (MMBtu)	Weighted Average CIG Fixed Price per MMBtu
06/30/08	968,700	$6.95
09/30/08	1,038,400	$6.88
12/31/08	1,036,400	$6.85
Total 2008	3,043,500	$6.89
03/31/09	990,000	$7.31
06/30/09	975,500	$7.30
09/30/09	950,500	$7.34
12/31/09	913,000	$7.38
Total 2009	3,829,000	$6.43
03/31/10	427,000	$7.75
06/30/10	341,000	$6.83
09/30/10	282,000	$6.27
12/31/10	245,000	$6.27
Total 2010	1,295,000	$6.90
Total All	8,167,500	$7.04

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008.  Based upon their evaluation of these disclosures controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2008.

Changes in internal control over financial reporting.  There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2008 which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceedings are pending against the Company as of the filing date of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

STORM CAT ENERGY CORPORATION

Date: May 8, 2008	By	/s/ Joseph M. Brooker
Joseph M. Brooker
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2008	By	/s/ Paul Wiesner
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