Form 10-Q
period 2008-09-30
Storm Cat Energy CORP
filed 2008-11-17
CIK 1178818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 14, 2008, there were 81,304,799 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

STORM CAT ENERGY CORPORATION

STORM CAT ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(stated in thousands of U.S. dollars, except share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,196	$1,133
Accounts receivable:
Joint interest billing	3,157	1,701
Revenue receivable	1,005	2,444
Fair value of derivative instruments	6,517	1,760
Prepaid costs and other current assets	501	2,941
Total current assets	12,376	9,979
PROPERTY AND EQUIPMENT (full cost method), at cost:
Oil and gas properties:
Unproved properties	44,524	51,438
Proved properties, net of impairment	77,218	78,096
Less accumulated depreciation, depletion, and amortization	(20,076)	(12,228)
Oil and gas properties, net	101,666	117,306
Other property	1,205	1,180
Less accumulated depreciation	(971)	(778)
Total other property, net	234	402
Total property and equipment, net	101,900	117,708
OTHER NON-CURRENT ASSETS:
Restricted cash	555	685
Debt issuance costs, net of accumulated amortization of $1,988	—	3,435
Fair value of derivative instruments	1,942	—
Accounts receivable long-term	1,403	759
Total other non-current assets	3,900	4,879
Total assets	$118,176	$132,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank Debt	$64,491	$—
Accounts payable	24,561	5,825
Revenue payable	1,906	1,678
Accrued and other liabilities	7,122	4,131
Accrued interest payable	3,093	12
Share-based payments liability	485	394
Convertible notes payable	50,195	—
Total current liabilities	151,853	12,040
NON-CURRENT LIABILITIES:
Bank Debt	—	43,056
Asset retirement obligation	1,935	1,713
Fair value of derivative instruments	—	183
Convertible notes payable	—	50,195
Total non-current liabilities	1,935	95,147
Total liabilities	153,788	107,187

Commitments and Contingencies (Notes 2 and 11)

SHAREHOLDERS’ EQUITY:
Common shares, without par value, unlimited authorized, 81,304,799 issued and outstanding at September 30, 2008 and 81,087,320 at December 31, 2007	69,834	69,834
Additional paid-in capital	6,082	5,640
Accumulated other comprehensive income	3,833	7,483
Accumulated deficit	(115,361)	(57,578)
Total shareholders’ equity	(35,612)	25,379
Total liabilities and shareholders’ equity	$118,176	$132,566

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(stated in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NATURAL GAS REVENUE	$5,362	$4,181	$17,929	$11,761

OPERATING EXPENSES:
Gathering and transportation	1,616	581	3,759	1,539
Lease operating expenses	3,615	1,733	8,425	3,892
General and administrative	1,272	621	4,808	6,773
Depreciation, depletion, amortization and accretion of asset retirement obligation	3,175	2,616	8,193	6,129
Asset Impairment	47,316	27,773	47,316	27,773
Total operating expenses	56,994	33,324	72,501	46,106
Operating loss	(51,632)	(29,143)	(54,572)	(34,345)

OTHER INCOME (EXPENSE):
Interest expense	(3,863)	(1,133)	(8,594)	(3,281)
Interest and other miscellaneous income	11	43	43	176
Amortization and write-off of deferred financing costs .	(4,148)	(522)	(4,846)	(522)
Gain on sale of derivative contracts	2,787	—	2,787	—
Unrealized gain on derivative contracts	7,399	—	7,399	—
Total other income (expense)	2,186	(1,612)	(3,211)	(3,627)

Loss before taxes	(49,446)	(30,755)	(57,783)	(37,972)

Recovery of future income tax asset from flow-through shares	—	(40)	—	(1,318)

NET LOSS	$(49,446)	$(30,715)	$(57,783)	$(36,654)
Basic and diluted loss per share	$(0.61)	$(0.38)	$(0.71)	$(0.45)
Weighted average number of shares outstanding	81,278,549	81,029,861	81,193,926	80,857,105

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Unaudited)

(stated in thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
BALANCE AT DECEMBER 31, 2007	81,087,320	$69,834	$5,640	$7,483	$(57,578)	$25,379
Restricted Share Units vested	217,479	—	—	—	—	—
Share-based payments	—	—	442	—	—	442
Net loss	—	—	—	—	(57,783)	(57,783)
Change in method of derivative instruments to derivative accounting				(8,460)		(8,460)
Net change in foreign currency translation	—	—	—	4,810	—	4,810

BALANCE AT SEPTEMBER 30, 2008	81,304,799	$69,834	$6,082	$3,833	$(115,361)	$(35,612)

The accompanying notes are an integral part of these financial statements.

STORM CAT ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(stated in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(57,783)	$(36,654)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Recovery of future income tax asset from flow-through shares	—	(1,318)
Share-based payments	533	607
Depreciation, depletion and amortization	8,059	5,985
Accretion of asset retirement obligation	134	144
Unrealized (gain) loss from derivative instruments	(7,399)	—
Amortization of debt issuance costs	4,846	522
Asset impairment	47,316	27,773
Changes in operating assets and liabilities:
Accounts receivable	(1,643)	467
Other current assets	2,361	(563)
Accounts payable	11,864	122
Accrued interest and other current liabilities	2,777	(790)
Net cash used in operating activities	11,065	(3,705)
Cash flows from investing activities:
Restricted cash	130	147
Capital expenditures - oil and gas properties	(29,159)	(48,563)
Capital expenditures - other assets	(25)	(39)
Net cash used in investing activities	(29,054)	(48,455)
Cash flows from financing activities:
Issuance of common shares	—	243
Debt issuance costs	—	(3,417)
Proceeds from bank debt	21,435	2,369
Accumulated comprehensive income	(2,074)	—
Proceeds from convertible notes payable	—	50,195
Net cash provided by financing activities	19,361	49,390
Effect of exchange rate changes on cash	(1,310)	2,216
Net increase (decrease) in cash and cash equivalents	62	(554)
Cash and cash equivalents at beginning of period	1,133	5,299
Cash and cash equivalents at end of period	$1,196	$4,745

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,513	$3,616
Supplemental disclosure of non-cash investing and financing activities:
Capital accruals and asset additions	$17,717	$7,070
Increase in asset retirement obligation	$106	$180
Change in fair value derivatives	$8,460	$1,760

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

NOTE 1. BASIS OF PRESENTATION

General

The accompanying Consolidated Financial Statements of Storm Cat, with the exception of the Consolidated Balance Sheet at December 31, 2007, have not been audited by independent public accountants and have been prepared in accordance with generally accepted accounting principals (“GAAP”) in the U.S.  In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at September 30, 2008, our loss for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they should be read along with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Bankruptcy Filing

On November 10, 2008, all of the direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) of Storm Cat Energy Corporation (the “Parent”) filed a voluntary petition for reorganization (the “Reorganization Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Code”) in the United States Bankruptcy Court for the District of Colorado (the “Bankruptcy Court”). The Reorganization Cases do not include the Parent.  The Debtors expect the cases to be jointly administered. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court.

The accompanying Consolidated Financial Statements of Storm Cat, are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, the Reorganization Cases raise substantial doubt about the Company’s ability to remain a going concern. The Company’s continuation as a going concern is contingent upon, among other things, its ability (i) to obtain a Debtor-in-Possession Credit Agreement (ii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to achieve profitability; (v) to obtain confirmation of a plan of reorganization under the Bankruptcy Code and (vi) to obtain financing to facilitate an exit from bankruptcy. In the event the Company’s restructuring activities are not successful and it is required to liquidate, additional significant adjustments will be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared.  However, it does require that the financial statements for periods subsequent to the filing of the Reorganization Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the period ending December 31, 2008.  The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities.  Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may settled for lesser amounts.  In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows.  Storm Cat adopted SOP90-7 effective on November 10, 2008 and will segregate those items as outlined above for all reporting periods subsequent to such date.

NOTE 2.  LIQUIDITY

At September 30, 2008, the Company was not in compliance with certain of the financial and minimum average daily production and other covenants set forth in the Credit Agreement, dated as of December 27, 2007, as amended by that certain First Amendment to Credit Agreement, dated as of April 17, 2008 (the “Credit Agreement”) by and among Storm Cat Energy (USA) Corporation (“Storm Cat (USA)”), a wholly owned subsidiary of Storm Cat, Wells Fargo Foothill, LLC, as agent (the “Agent”) and the lenders from time to time party thereto (the “Lenders”).  As reported in our Form 10-Q filed with the Securities and Exchange Commission on August 11, 2008, we were not in compliance with financial and minimum average daily production covenants set forth in the Credit Agreement for the quarter ended June 30, 2008 and did not expect to be in compliance for the next twelve months.  Accordingly, the $64.5 million outstanding pursuant to the Credit Agreement at September 30, 2008 has been classified as a current liability in the accompanying Consolidated Balance Sheet.

On August 13, 2008, we received a notice (the “Default Notice”) of default under the Credit Agreement from the Agent and Lenders.  As a result of the Event of Default, the Agent increased the rate of interest to the default rate of interest on the borrowings outstanding under the Credit Agreement, which default rate of interest is two percent (2.0%) higher than would otherwise be in effect on such loans.  The Lenders were no longer obligated to make any advances or extend credit pursuant to the Credit Agreement, but the Lenders have continued to make advances or other in their sole discretion.  In addition, upon receipt of the Default Notice, the Agent issued instructions to each of Storm Cat’s and its subsidiaries’ depository banks directing such banks to forward by daily sweep all amounts held in Storm Cat’s depository accounts into the Agent’s account.  Furthermore, the Default Notice provided that the Agent and the Lenders reserved any and all rights, powers, privileges and remedies under the Credit Agreement and the other loan documents and by applicable law, which includes, without limitation, acceleration of all amounts due pursuant to the Credit Agreement, or foreclosure of the Agent’s mortgage and security interest in Storm Cat’s real and personal property.

As noted above, on November 10, 2008, the Debtors filed a voluntary petition for reorganization under Chapter 11 of Code in the Bankruptcy Court.  Storm Cat Energy Corporation was not included in the U.S. bankruptcy filing, nor did it file an application for creditor protection under the Companies’ Creditors Arrangement Act in Canada. The Debtors expect the cases to be jointly administered.  Since May 2008, we have been exploring numerous alternatives to improve liquidity, including raising capital, refinancing outstanding debt or the potential sale of assets.  Unfortunately, as a result of falling commodity prices and the global financial crisis, we have been unsuccessful to date.  Nonetheless, in connection with on-going discussions with the Lenders regarding potential restructuring initiatives, the Company has engaged Houston-based Parkman Whaling LLC for the purpose of assisting the Company in exploring strategic business alternatives as well as engaged Alvarez & Marsal, a turnaround and restructuring firm, for the purpose of assisting the Company with its restructuring efforts.

We are actively engaged in discussions with our existing lenders to enter into a Debtor-in-Possession Credit Agreement (“DIP Agreement”) to repay the outstanding indebtedness under the Credit Agreement and provide a revolving credit facility to finance our ongoing operations.  There can be no assurance that we will be able to obtain a DIP Agreement or that such DIP Agreement would be on terms acceptable to us.  Under Chapter 11, and assuming the DIP financing negotiations are successful, we expect to continue, without undue interruption, our operations in the ordinary course of business, and intend to file a reorganization plan with the Bankruptcy Court as soon as practicable.

In connection with the above mentioned defaults under the Credit Agreement, Wells Fargo Bank, National Association, the counterparty to the swap agreements and an affiliate of one of the Lenders, exercised its right to declare a cross-default on our natural gas commodity swap agreements.  The agreements were terminated on October 23, 2008, and Wells Fargo Bank, National Association, paid all amounts owing to us upon termination of the swap agreements, which was $9.4 million, to the Lenders to be set-off against and reduce the amounts outstanding under the revolving credit facility.  The termination of the swap agreements fully exposes our cash flow to changes in commodity prices.  As a result, we discontinued hedged accounting on September 30, 2008 and have recorded unrealized gains and losses in the Consolidated Statement of Operations.

The Lenders notified the holders of the 9 1/4% Series A Subordinated Convertible Notes due March 31, 2012 (“Series A Notes”) and the 9 1/4% Series B Subordinated Convertible Notes due March 31, 2012 (“Series B Notes” and together with the Series A Notes, the “Convertible Notes”) that pursuant to the terms of the Note Purchase Agreements and the Subordination and Intercreditor Agreement previously entered into by the noteholders, the Lenders were enforcing their rights (1) to prohibit us from making any payments to the noteholders pursuant to the terms of the Convertible Notes and the Note Purchase Agreements, and (2) to require that the noteholders standstill and not accelerate any amounts due under the Convertible Notes upon an “event of default” or seek other enforcement or redemption actions otherwise permitted under the Note Purchase Agreements.

We failed to make our required quarterly interest payment when due on September 30, 2008, and as of October 31, 2008 such failure has continued for a period of 30 days, with respect to (1) $18,535,000 in outstanding principal of its Series A Notes and (2) $31,660,000 in outstanding principal of its Series B Notes.  Our failure to make the required quarterly interest payment prior to the expiration of such 30 day grace period constitutes an “event of default” under the Note Purchase Agreements. As a result of this “event of default”, the rate of interest on the outstanding principal amount of the Convertible Notes as well as any overdue interest will increase from 9 1/4% to 12.0% per annum.

We have a working capital deficit of $139.5 million at September 30, 2008.  This compares to a deficit in working capital of $2.0 million at December 31, 2007.  Reclassification of $64.5 million outstanding under our Credit Agreement to current liabilities, the reclassification of $50.2 million of Convertible Notes to current liabilities, and the increase in trade payables to $24.6 million compared to $5.8 million at December 31, 2008 are the primary reasons for the large increase in our working capital deficit.

These matters raise substantial doubt about our ability to continue as a going concern.  Our continued operations are contingent upon, among other things, our ability (i) to obtain a Debtor-in-Possession Credit Agreement (ii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to achieve profitability; (v) to obtain confirmation of a plan of reorganization under the Bankruptcy Code and (vi) to obtain financing to facilitate an exit from bankruptcy.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Please see our Annual Report on Form 10-K for the year ended December 31, 2007 for a comprehensive listing of our accounting policies.

Foreign Currency

We are exposed to fluctuations in foreign currencies, primarily through our operations in Canada. We monitor this exposure but have not entered into any hedging arrangements to protect from currency fluctuations.  As of September 30, 2008, $1.1 million U.S. dollar equivalent, or 100% of our cash, was held in U.S. dollars.

For the nine months ended September 30, 2008, balances in the Consolidated Statements of Operations were converted from Canadian to U.S. dollars at a weighted average exchange rate of $0.98280 CDN to $1.00 U.S., and Consolidated Balance Sheet balances were converted at a rate of $0.96360 CDN to $1.00 U.S. based on the exchange rate on September 30, 2008.

For the nine months ended September 30, 2007, balances in the Consolidated Statements of Operations were converted from Canadian to U.S. dollars at a weighted average exchange rate of $0.90685 CDN to $1.00 U.S.

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

The estimated fair values of derivatives included in the Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 are summarized below. The decrease in the net derivative liability from December 31, 2007 to a net derivative asset September 30, 2008 is primarily attributable to the effect of lower natural gas prices.

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

	Fair Value Measurements
	September 30, 2008	December 31, 2007
In Thousands	Significant Other Observable Inputs (Level II)	Significant Other Observable Inputs (Level II)
Derivative assets:
Fixed-price natural gas commodity swaps	$8,460	$1,760
Derivative liabilities:
Fixed-price natural gas commodity swaps	—	(183)

Net derivative asset	$8,460	$1,577

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

Natural Gas Commodity Hedges

During 2007 and through September 30, 2008, realized gains or losses from the settlement of natural gas derivative contracts that qualified as cash flow hedges for accounting purposes under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” were reported as natural gas revenues in the Consolidated Statements of Operations.  Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, were recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets.

As of September 30, 2008, we had hedge contracts in place through December 2010 for a total of approximately 4,902,400 MMBtu of anticipated production from our PRB properties. On October 23, 2008, in connection with the above mentioned defaults under the Credit Agreement, the Lenders terminated our remaining natural gas commodity swap agreements (see Note 2. Liquidity, Item 2. Subsequent Events, and Item 3.  “Quantitative and Qualitative Disclosures About Market Risk”  for a detailed listing of our commodity swaps).

In response to the termination of our future natural gas derivative contracts, we discontinued hedged accounting on September 30, 2008 and we booked unrealized gains from the natural gas derivative contracts to the Consolidated Statements of Operations.  Realized gains from the termination of our future natural gas derivative contracts that the lenders applied to reduce the amounts outstanding under the revolving credit facility were recorded to realized gains on the Consolidated Statements of Operations.  Prior to the quarter-end, realized gains and losses were recorded as a component of “Natural Gas Revenue” on the Consolidated Statements of Operations.

On August 5, 2008, we liquidated a portion of our natural gas hedges to bring the percentage of our production hedged into compliance with our internal hedging policy and with the covenants in the Credit Agreement.  The unwinding of the hedges netted us approximately $1.7 million of cash. The gains on the sale of these natural gas contracts were recorded to the Consolidated Statements of Operations.

We recognized a $3.3 million gain on the fair value of our derivative contracts in the first nine months of 2008, and $0.5 million gain for the same period in 2007.  The table below summarizes derivative instrument gain (loss) activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Instrument Gain (Loss) Activity	2008	2007	2008	2007
In Thousands
Derivative contract settlements reflected in natural gas revenue	$3,528	$1,949	$2,001	$3,769
Derivative contracts reflected in other comprehensive income	$—	$3,120	$—	$1,760
Derivative contracts reflected in realized gains on the statement of operations	2,787	—	2,787	—
Derivative contracts reflected in other unrealized gains on the statement of operations	7,399	—	7,399	—
Total derivative instrument gain (loss)	$13,714	$5,069	$12,187	$5,529

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

The Company calculates the ceiling value of its proven reserves based upon the current market price for natural gas at the Colorado Interstate Gas (“CIG”) Mainline price for PRB reserves and 92% of the NYMEX Henry Hub price for Arkansas reserves.  At September 30, 2008 the CIG market price for PRB reserves was $3.49 per MMBtu and the adjusted NYMEX Henry Hub market price for Arkansas reserves was $6.59 per MMBtu.  At that date, the Company’s full cost pool exceeded this calculated value by $47.3 million.

In the first nine months of 2008, we invested $1.8 million in lease rentals, geophysical and geological activities and capitalized interest. During this period, we also invested $36.7 million in various capital projects as follows:

•	in the PRB, we invested a total of $17.3 million for drilling, completion, compression, pipeline expenditures, repairs, maintenance and acquisitions;

•	in Fayetteville, we invested $17.8 million in capital for permitting, drilling, completion; repairs, maintenance and acquisitions;

•	in Elk Valley, Canada, we invested $1.6 million for operations, repairs and maintenance.

Asset Retirement Obligation

The estimated fair value of the future costs associated with dismantlement, abandonment and restoration of natural gas properties is recorded when the assets are placed into service, generally through acquisition or completion of a well.  The net estimated costs are discounted to present values using a risk-adjusted rate over the estimated economic life of the properties.  Such costs are capitalized as part of the basis of the related asset and are depleted as part of the applicable full cost pool.  The associated liability is recorded initially as a long-term liability.  Subsequent adjustments to the initial asset and liability are recorded to reflect revisions to estimated future cash flow requirements.  In addition, the liability is adjusted to reflect accretion expense as well as settlements during the period.  Reconciliation of the changes in the asset retirement obligation for the nine months ended September 30, 2008 and 2007, respectively, is as follows:

	Nine Months Ended
	September 30,
In Thousands	2008	2007
Asset retirement obligation at January 1	$1,713	$1,871
Adjustment for revision of estimated life and interest rate in the Powder River Basin	(1)	(721)
Additional liabilities incurred	106	180
Accretion expense	134	144
Foreign currency translation	(17)	67
Asset retirement obligation at September 30	$1,935	$1,541

NOTE 6. BANK CREDIT FACILITY

On December 27, 2007, Storm Cat USA entered into the Credit Agreement which was amended on April 17, 2008, which provided for certain credit facilities (the “Credit Facility”) consisting of a $40.0 million term loan facility and a $25.0 million revolving facility.  Storm Cat and each of Storm Cat USA’s subsidiaries agreed to guarantee the obligations of Storm Cat (USA) under the Credit Facility.  As of September 30, 2008, we had a total of $64.5 million outstanding pursuant to the Credit Agreement, which consisted of $40.0 million on the term loan facility and $24.5 million on the revolving facility.

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

On August 13, 2008, we received the Default Notice from the Agent and Lenders.  As a result of the Event of Default, the Agent increased the rate of interest to the default rate of interest on the borrowings outstanding under the Credit Agreement, which default rate of interest is two percent (2.0%) higher than would otherwise be in effect on such loans.  The Lenders were no longer obligated to make any advances or extend credit pursuant to the Credit Agreement, but the Lenders have continued to make advances or other in their sole discretion.  In addition, upon receipt of the Default Notice, the Agent issued instructions to each of Storm Cat’s and its subsidiaries’ depository banks directing such banks to forward by daily sweep all amounts held in Storm Cat’s depository accounts into the Agent’s account.  Furthermore, the Default Notice provided that the Agent and the Lenders reserved any and all rights, powers, privileges and remedies under the Credit Agreement and the other loan documents and by applicable law, which includes, without limitation, acceleration of all amounts due pursuant to the Credit Agreement, or foreclosure of the Agent’s mortgage and security interest in Storm Cat’s real and personal property.

As noted above, on November 10, 2008, the Debtors filed the Reorganization Cases with the Bankruptcy Court.  Since May 2008, we have been exploring numerous alternatives to improve liquidity, including raising capital, refinancing outstanding debt or the potential sale of assets.  Unfortunately, as a result of falling commodity prices and the global financial crisis, we have been unsuccessful to date.  Nonetheless, in connection with on-going discussions with the Lenders regarding potential restructuring initiatives, the Company has engaged Houston-based Parkman Whaling LLC for the purpose of assisting the Company in exploring strategic business alternatives as well as engaged Alvarez & Marsal, a turnaround and restructuring firm, for the purpose of assisting the Company with its restructuring efforts.

We are actively engaged in discussions with our existing lenders to enter into a DIP Agreement to repay the outstanding indebtedness under the Credit Agreement and provide a revolving credit facility to finance our ongoing operations.  There can be no assurance that we will be able to obtain a DIP Agreement or that such DIP Agreement would be on terms acceptable to us.

The $64.5 million outstanding under the Credit Facility is recorded as a Current Liability under the line item “Bank Debt” on the Consolidated Balance Sheets.  Loan origination fees incurred during acquisition of this debt were capitalized and were being amortized over the term of the loan.  As a result of the Event of Default under the Credit Agreement, the indebtedness outstanding under the Credit Facility was required to be treated as a demand note and be fully recognized.  Unamortized loan fees of $1.5 million relating to the Credit Facility were expensed in the quarter ended September 30, 2008.

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

The Lenders notified the holders of the Convertible Notes that pursuant to the terms of the Note Purchase Agreements and the Subordination and Intercreditor Agreement previously entered into by the noteholders, the Lenders were enforcing their rights (1) to prohibit the Company from making any payments to the noteholders pursuant to the terms of the Convertible Notes and the Note Purchase Agreements, and (2) to require that the noteholders standstill and not accelerate any amounts due under the Convertible Notes upon an “event of default” or seek other enforcement or redemption actions otherwise permitted under the Note Purchase Agreements.

We failed to make our required quarterly interest payment when due on September 30, 2008, and as of October 31, 2008 such failure has continued for a period of 30 days, with respect to (1) $18,535,000 in outstanding principal of its Series A Notes and (2) $31,660,000 in outstanding principal of its Series B Notes.  The failure of the Company to make the required quarterly interest payment prior to the expiration of such 30 day grace period constitutes an “event of default” under the Note Purchase Agreements. As a result of the “event of default”, the rate of interest on the outstanding principal amount of the Convertible Notes as well as any overdue interest will increase from 9 1/4% to 12.0% per annum.

We have reclassified the $50.2 million of Convertible Notes to Current Liabilities on the Consolidated Balance Sheets.  Loan origination fees incurred during the acquisition of this debt were capitalized and were being amortized over the term of the loan.  As a result of the “event of default” under the Convertible Notes we are required to classify the convertible notes as short term indebtedness.  Unamortized loan fees relating to the Convertible Notes of $2.4 million were expensed in the quarter ended September 30, 2008.

NOTE 8. SHAREHOLDERS’ EQUITY

Outstanding Share Data

We have an unlimited number of authorized common shares, without par value, and an unlimited number of preferred shares which may be issued in series and with preferences as determined by our Board of Directors.  As of the filing of this report no preferred shares had been issued.

At September 30, 2008, 81,304,799 common shares were issued and outstanding, 5,995,333 common share options outstanding and reserved for issuance under our Amended and Restated Share Option Plan (the “Amended Option Plan”) and 121,251 unvested restricted stock units (“RSUs”) outstanding under our Restricted Share Unit Plan.  There were also 15,841,880 common shares reserved for issuance upon conversion of the Series A Notes and 27,059,829 common shares reserved for issuance upon conversion of the Series B Notes.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period.  The shares represented by vested RSUs issued to date are included in the calculation of the weighted average basic common shares outstanding.  Diluted loss per share is calculated giving effect to the potential dilution that would occur if vested stock options, RSUs and stock purchase warrants were exercised and the Convertible Notes were converted to common shares.  The dilutive effect of options, RSUs, warrants and the Convertible Notes is computed by application of the treasury stock method which assumes that proceeds from the exercise of in-the-money options and warrants would be used to repurchase common shares at average market prices during the period.  Diluted amounts are not presented when the effects of the computations are anti-dilutive due to net losses incurred.  Accordingly, there is no difference in the amounts presented for basic and diluted loss per share for the quarters ended September 30, 2008 and 2007.  Listed below is a table showing the potentially dilutive shares outstanding as of September 30, 2008 and 2007 which have been excluded from the diluted earnings per share calculation.

	September 30,
	2008	2007
Potentially Dilutive Shares Outstanding
Options	5,995,333	4,783,333
Unvested RSUs	121,251	108,750
Series A Notes	15,841,880	15,841,880
Series B Notes	27,059,829	27,059,829
Warrants	—	4,649,569
Total potentially dilutive shares outstanding	49,018,293	52,443,361

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

Of the 10,000,000 shares authorized for issuance in the aggregate under the Plans, 9,352,000 shares have been granted and 1,987,807 shares have been forfeited, leaving a total of 1,937,187 shares available for issuance as of September 30, 2008.  Below is a reconciliation of our remaining shares available to grant at the end of the third quarter 2008:

September 30, 2008
Common Shares Available to Grant
Common shares in treasury available to grant	10,000,000
Options granted	(9,352,000)
Options forfeited	1,916,667
RSUs granted	(593,620)
RSUs forfeited	71,140
Common shares available to grant as of September 30, 2008	2,042,187

	Number of Shares	Weighted Average Exercise Price (1)
Option Activity
Options outstanding at December 31, 2007	4,550,000	$1.91
Options granted	1,917,000	$.73
Options exercised	—	$—
Options expired/cancelled	(471,667)	$—
Options outstanding at September 30, 2008	5,995,333	$1.18

Options exercisable at September 30, 2008	4,246,662	$1.43

(1)Exercise price is in Canadian dollars.

Number of Shares
RSU Activity
RSUs unvested at December 31, 2007	95,000
RSUs granted	304,870
RSUs vested	217,479
RSUs expired/cancelled	(61,140)
RSUs unvested at September 30, 2008	121,251

Share Based Payments Expensed for the nine months ended September 2008 and 2007

SFAS No. 123(R), paragraph B129, “Equity Instruments with Exercise Prices Denominated in a Foreign Currency” requires that all equity instruments with exercise prices denominated in a currency other than the currency of the market in which the underlying equity instrument primarily trades be accounted for as liabilities.  Because we have granted options that are priced in Canadian dollars, and our stock is primarily traded on the American Stock Exchange (“AMEX”), the liability method is required relative to all U.S. employees.  We employ the following methods in recording share-based payments.

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

The following table summarizes our share-based payments expense under each method:

	Nine Months Ended
	September 30,
In Thousands	2008	2007
Share-based payments expense under the liability method	$91	$199
Share-based payments expense under the equity method	442	408
Share-based payments expense	$533	$607

Stock Activity During the Quarter

No restricted stock units or stock options were issued to directors, employees and consultants.  Grants to directors were in accordance with the Company’s Director Compensation Policy.  Employee and consultant grants were for services rendered during the current year.

NOTE 9. INCOME TAXES

The income tax benefit realized in the first nine months of 2007 was $1.3 million.  This is a tax benefit that is passed on to our flow-through shareholders.  In order to have this tax benefit, the flow-through shareholders pay a premium above market for their shares.  This premium is reduced in equity and recorded as a liability.  As the capital obligation is satisfied, the liability is reduced and an income tax benefit is recorded to the income statement.  The liability no longer exists and no tax benefit was recognized in the first nine months of 2008.

NOTE 10. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive earnings (loss) is a term used to refer to net earnings plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under generally accepted accounting principles are reported as separate components of shareholders’ equity instead of net earnings. Items included in other comprehensive loss for the three and nine months ended September 30, 2008 are foreign currency gains (losses) related to the translation of the assets and liabilities of our Canadian operations. Items included in other comprehensive loss for the three and nine months ended September 30, 2007  are foreign currency gains (losses) related to the translation of the assets and liabilities of our Canadian operations and unrealized gains (losses) related to the changes in the fair value of derivative instruments designated as cash flow hedges.

Comprehensive loss for the three months and nine months ended September 30, 2008 and 2007, respectively, is reflected in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(49,446)	$(30,715)	$(57,783)	$(36,654)
Effects of currency translation	5,879	2,245	4,810	5,211
Change in fair value of derivatives	7,663	3,120	(8,460)	1,760
Comprehensive loss	$(35,904)	$(25,350)	$(61,433)	$(29,683)

NOTE 11. SALES, TRANSPORTATION AND GATHERING COMMITMENTS

Sales Commitments

We had no forward sales contracts at September 30, 2008.

Firm Transportation Service Agreements

We have a firm transportation agreement in place through April 11, 2013 to transport gas from Cheyenne Plains to ANR PEPL (Oklahoma). The agreement obligates us to pay $0.34 per Dth on 2,000 Dth/D or approximately $20,000 per month. The firm commitment payment is offset by any charges for volumes shipped on the Cheyenne Plains pipeline to the ANR PEPL (Oklahoma) delivery hub. We released our 2,000 Dth/D capacity commitment for a period of twelve months (from November 1, 2008 through October 31, 2009) at the full volume commitment for $0.43 per Dth.

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

NOTE 12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with U.S. GAAP which differs in certain respects with those principles and practices that we would have followed had our financial statements been prepared in accordance with Canadian GAAP.

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

Comprehensive Loss

U.S. GAAP requires disclosure of comprehensive loss which includes net loss under U.S. GAAP plus the change in cumulative translation adjustment and the unrealized gain or loss on future volumes we have hedged as risk management contracts for natural gas price fluctuations.  Prior to September 2008 we had volumes hedged through December 2010 creating a current difference between U.S. and Canadian GAAP because the hedge gain or loss amounts are recognized on a current basis in the statement of operations under Canadian GAAP.  The concept of comprehensive loss did not come into effect until fiscal years beginning on or after October 1, 2006 for Canadian GAAP. At September 30, 2008 all hedge contracts were reclassified as investments and reported in current period income (loss).

Flow-Through Shares

U.S. GAAP requires the stated capital on flow-through share issuances to be equal to the estimated fair market value of the shares on the date of issue.  The difference between the gross proceeds received on the issuance of the shares and the estimated fair market value of the shares is recorded as a liability (the “Premium”) until the renunciation of expenditures has occurred. The full renunciation has occurred prior to September 30, 2008 and there is no flow-through share liability.

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

The impact of the above differences on the financial statements is as follows:

	Nine Months Ended September 30,
Statement of Operations	2008	2007
dollars in thousands, except per share
Net loss for the year per U.S. GAAP	$(57,783)	(36,654)
Adjustment for depletion	(1,542)	—
Adjustments for foreign exchange gain (loss)	1,310	2,216
Difference in recovery of future income tax asset	—	1,584
Difference in liability and equity method for stock based compensation	—	(1,275)
Difference in full cost pool impairment	47,316	25,000
Net loss for the year per Canadian GAAP	$(10,669)	(11,345)
Basic and diluted loss per share per Canadian GAAP	$(.13)	(.14)
Weighted average number of shares outstanding per U.S. GAAP	81,193,926	80,857,105

	September 30,	December 31,
Balance Sheet	2008	2007
dollars in thousands
Total assets per U.S. GAAP	$118,176	$132,566
Adjustment to asset for depletion	(2,048)	(506)
Adjustment to asset for impairment	72,316	25,000
Total assets per Canadian GAAP	$188,444	$157,060

Total liabilities per U.S. GAAP	$153,788	$107,187
Total liabilities per Canadian GAAP	$153,788	$107,187

	September 30,	December 31,
Statement of Shareholders’ Equity	2008	2007
dollars in thousands
Cumulative deficit, end of the year, per U.S. GAAP	$(115,361)	$(57,578)
Adjustment for depletion	(2,048)	(506)
Adjustment for impairment	72,316	25,000
Difference in recovery of future income tax asset	(2,874)	(2,874)
Adjustment for tax effects of flow-through share liability	6,275	6,275
Cumulative foreign exchange adjustment	3,833	5,907
Deficit, end of the year, per Canadian GAAP	(37,859)	(23,776)

Recovery of future income tax asset	2,874	2,874
Cumulative unrealized gain on hedges	—	1,576
Adjustment for tax effects of flow-through share liability	(6,275)	(6,275)
Share capital, share subscriptions and contributed surplus, other comprehensive income per Canadian and U.S. GAAP	75,916	75,474
Stockholders’ equity per Canadian GAAP	$34,656	$49,873
Stockholders’ equity per U.S. GAAP	$(35,612)	$25,379

	Nine Months Ended September 30,
Statement of Cash Flows	2008	2007
dollars in thousands
Cash flows from operating activities per U.S. GAAP	$11,065	$(3,705)
Difference in recovery of future income tax asset		(1,584)
Cash flows from operating activities per Canadian GAAP	11,065	(5,289)

Cash flows from financing activities per U.S. GAAP	19,361	49,390
Difference in recovery of future income tax asset	—	1,584
Cash flows from financing activities per Canadian GAAP	19,361	50,974

Cash flows from investing activities per U.S. GAAP	(29,054)	(48,455)
Cash flows from investing activities per Canadian GAAP	(29,054)	(48,455)

Effect of foreign exchange on cash flows	(1,310)	2,216
Increase (decrease) in cash per U.S. GAAP and Canadian GAAP	$62	$(554)

NOTE 13. RELATED PARTY TRANSACTIONS

We paid $84,378 in the first nine months of 2008 for legal fees to a law firm of which one of our directors is a partner.  At September 30, 2008 $60,655  was outstanding and payable to this law firm.

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

Important Investor Information

On November 10, 2008, all of the direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) of Storm Cat Energy Corporation (the “Parent”) filed a voluntary petition for reorganization (the “Reorganization Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Code”) in the United States Bankruptcy Court for the District of Colorado (the “Bankruptcy Court”). The Reorganization Cases do not include the Parent.  The Debtors expect the cases to be jointly administered. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court.  For the duration of the Reorganization Cases, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with the Reorganization Cases as described below under “Risk Factors” in Item 1A of Part II hereof.

Results of Operations

Comparative Results of Operations for the three and nine months ended September 30, 2008 and 2007, respectively.

The following table sets forth selected operating data for the three months ended September 30, 2008 (the “Q3 2008 Period”), and the three months ended September 30, 2007 (the “Q3 2007 Period”):

	Three Months Ended September 30,
Selected Operating Data:	2008	2007	Change	% Change
Wells drilled in period	18	28	(10)	(35.7)%
Producing wells at end of period	471	383	88	23.0%

Net natural gas sales volume (MMcf)	1,169.1	808.2	360.9	36.6%

Natural gas revenue (In Thousands)
Natural gas sales	$5,836	$2,232	$3,604	161.5%
Natural gas derivatives — realized gains (losses)	$(474)	$1,949	$(2,423)	124.3%
Total natural gas sales	$5,362	$4,181	$1,181	28.2%

Average sales price (per Mcf) including hedging	$4.59	$5.17	$(0.58)	(11.3)%
Average sales price (per Mcf) excluding hedging	$4.99	$2.76	$2.23	80.8%

Additional expense data (per Mcf):
Gathering and transportation	$1.38	$0.72	$0.66	91.9%
Lease operating expenses	$2.57	$1.77	$0.80	45.2%
Production and ad valorem taxes	$0.52	$0.37	$0.15	41.0%
Asset impairment	$40.47	34.36	6.11	16.8%
Depreciation, depletion, amortization and accretion expense	$2.72	$3.24	$(0.52)	(16.2)%
General and administrative expense, before share-based payments	$1.09	$1.49	$(0.40)	(27.0)%
Stock-based compensation	$(0.07)	(0.72)	0.65	(90.0)%

The following table sets forth selected operating data for the nine months ended September 30, 2008 (the “Fiscal 2008 Period”), and the nine months ended September 30, 2007 (the “Fiscal 2007 Period”):

	Nine Months Ended September 30,
Selected Operating Data:	2008	2007	Change	% Change
Wells drilled in period	56	67	(11)	(16.4)%
Producing wells at end of period	471	383	88	23.0%

Net natural gas sales volume (MMcf)	3,258.7	2,224.7	1,034.0	46.5%

Natural gas revenue (In Thousands)
Natural gas sales	$19,930	$7,992	$11,938	149.4%
Natural gas derivatives — realized gains (losses)	$(2,001)	$3,769	$(5,770)	153.1%
Total natural gas sales	$17,929	$11,761	$6,168	52.4%

Average sales price (per Mcf) including hedging	$5.50	$5.29	$0.21	3.9%
Average sales price (per Mcf) excluding hedging	$6.11	$3.59	$2.52	70.2%

Additional expense data (per Mcf):
Gathering and transportation	$1.15	$0.69	$0.46	67.2%
Lease operating expenses	$1.90	$1.37	$0.53	38.4%
Production and ad valorem taxes	$0.69	$0.38	$0.31	81.4%
Asset impairment	$14.52	12.48	2.04	16.3%
Depreciation, depletion, amortization and accretion expense	$2.51	$2.75	$(0.24)	(8.6)%
General and administrative expense, before share-based payments	$1.48	$2.77	$(1.29)	(46.7)%
Stock-based compensation	$0.16	0.27	(0.11)	(39.4)%

Natural gas revenue.  Natural gas sales volume for the Q3 2008 Period increased 36.6% over the Q3 2007 Period.  Natural gas sales volume for the Fiscal 2008 Period increased 46.5 % over the Fiscal 2007 Period.  The increase in the natural gas sales volume for the Q3 2008 Period and Fiscal 2008 Period is a direct result of increased production from our drilling activities over the past year and from the increase in production as a result of the dewatering process associated with new wells.  Increased sales volumes more than offset the natural decline in production in existing wells.  Natural gas revenue for the Q3 2008 Period increased 28.3% over the Q3 2007 Period.  Natural gas revenue is reported inclusive of hedging gains or losses.  However, natural gas sales excluding hedging gains or losses for the Q3 2008 Period increased 161.5% over the Q3 2007 Period.  Natural gas revenue for the Fiscal 2008 Period increased 52.4% over the Fiscal 2007 Period and natural gas revenue excluding hedging gains or losses for the Fiscal 2008 Period increased 149.4% over the Fiscal 2007 Period.  The increases in natural gas revenues for the Q3 2008 Period and Fiscal 2008 Period is also related to the increase in the natural gas sales volume and an increase in the average well head price received compared to the Q3 2007 Period and the Fiscal 2007 Period.

Gathering and transportation expenses.  Gathering and transportation expenses for the Q3 2008 Period increased 91.9% over the Q3 2007 Period.  Gathering and transportation expenses for the Fiscal 2008 Period increased 67.2% over the Fiscal 2007 Period.  The increase in gathering and transportation expenses for the Q3 2008 Period and the Fiscal 2008 Period is primarily related to greater volumes and start up and transportation fees associated with our Fayetteville acreage.  On April 12, 2008, the pipeline system connecting our Fayetteville acreage to the Ozark interstate pipeline became fully operational.

Lease operating expenses. On a per Mcf basis, lease operating expenses for the Q3 2008 Period increased 45.2% over the Q3 2007 Period.  On a per Mcf basis, lease operating expenses for the Fiscal 2008 Period increased 38.4% over the Fiscal 2007 Period. The higher costs are attributable to the following items: 1) newly drilled wells are charged full monthly lease operating fees but have initially low production rates until they dewater in the initial three to six months of production, 2) temporary higher per well lease operating costs resulting from fuel and generator rental costs associated with new wells in our PRB development areas where the electrical infrastructure has yet to be installed, and 3) temporary higher per well lease operating costs on our Sheridan and Ford Ranch areas in the PRB resulting from higher than anticipated water production.

Production and ad valorem taxes.  On a per Mcf basis, production and ad valorem taxes for the Q3 2008 Period increased 41.0% from the Q3 2007 Period.  This increase is attributable to higher pricing in the Q3 2008 Period as reflected in the higher average sales price per Mcf.  On a per Mcf basis, production and ad valorem taxes for the Fiscal 2008 Period increased 81.4% from the Fiscal 2007 Period.  This increase is attributable to higher pricing in the Fiscal 2008 Period as reflected in the higher average sales price per Mcf.

Depreciation, depletion, amortization and accretion expense.  On a per Mcf basis, depreciation, depletion, amortization and accretion expense for the Q3 2008 Period decreased 16.2% from the Q3 2007 Period and decreased 8.6% for the Fiscal 2008 Period compared to the Fiscal 2007 Period.  This decrease resulted from revisions to the full cost pool from changes in projected reserves as a result of pricing and reserve adds from drilling activities.  The full cost pool was also reduced by the asset impairment taken in the third quarter of 2008 and 2007 which reduced depletion.

General and administrative expense. We report general and administrative expense inclusive of share-based payments.  On a per Mcf basis, general and administrative expense, before share-based payments, for the Q3 2008 Period decreased 27.0% from the Q3 2007 Period and decreased 46.7% for the Fiscal 2008 Period compared to the Fiscal 2007 Period.  This large decrease is attributable to 1) reduction in general and administrative expenses of $2.0 million for the Fiscal 2008 Period compared with the Fiscal 2007 Period and 2) increases in sales volume.

Interest expense.  Interest expense increased from $1.1 million for the Q3 2007 Period to $3.9 million for the Q3 2008 Period and increased from $3.3 million for the Fiscal 2007 Period to $8.6 million for the Fiscal 2008 Period.  The increased interest expense relates to additional borrowings on our Credit Facility and the increase in the interest rate due to the previously disclosed defaults under the Credit Agreement.

Subsequent Events

Bankruptcy Filing

On November 10, 2008, the Debtors filed a voluntary petition for reorganization under Chapter 11 of the Code in the Bankruptcy Court.  Storm Cat Energy Corporation was not included in the U.S. bankruptcy filing, nor did it file an application for creditor protection under the Companies’ Creditors Arrangement Act in Canada. The Debtors expect the cases to be jointly administered.  Since May 2008, we have been exploring numerous alternatives to improve liquidity, including raising capital, refinancing outstanding debt or the potential sale of assets.  Unfortunately, as a result of falling commodity prices and the global financial crisis, we have been unsuccessful to date.  Nonetheless, in connection with on-going discussions with the Lenders regarding potential restructuring initiatives, the Company has engaged Houston-based Parkman Whaling LLC for the purpose of assisting the Company in exploring strategic business alternatives as well as engaged Alvarez & Marsal, a turnaround and restructuring firm, for the purpose of assisting the Company with its restructuring efforts.  The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court.

We are actively engaged in discussions with our existing lenders to enter into a DIP Agreement to repay the outstanding indebtedness under the Credit Agreement and provide a revolving credit facility to finance our ongoing operations.  There can be no assurance that we will be able to obtain a DIP Agreement or that such DIP Agreement would be on terms acceptable to us.  Under Chapter 11, and assuming the DIP financing negotiations are successful, we expect to continue, without undue interruption, our operations in the ordinary course of business, and intend to file a reorganization plan with the Bankruptcy Court as soon as practicable.

Termination of Natural Gas Hedges

In connection with the previously disclosed defaults under the Credit Agreement, Wells Fargo Bank, National Association, the counterparty to the swap agreements and an affiliate of the Agent, exercised its right to declare a cross-default on our natural gas commodity swap agreements.  The agreements were terminated on October 23, 2008, and Wells Fargo Bank, National Association, paid all amounts owing to us upon termination of the swap agreements, which was $9.4 million, to the Lenders to be set-off against and reduce the amounts outstanding under the revolving credit facility.  The termination of the swap agreements fully exposes our cash flow to changes in commodity prices.

Default on Convertible Notes

The Lenders notified the holders of the 9 1/4% Series A Subordinated Convertible Notes due March 31, 2012 (“Series A Notes”) and the 9 1/4% Series B Subordinated Convertible Notes due March 31, 2012 (“Series B Notes” and together with the Series A Notes, the “Convertible Notes”) that pursuant to the terms of the Note Purchase Agreements and the Subordination and Intercreditor Agreement previously entered into by the noteholders, the Lenders were enforcing their rights (1) to prohibit us from making any payments to the noteholders pursuant to the terms of the Convertible Notes and the Note Purchase Agreements, and (2) to require that the noteholders standstill and not accelerate any amounts due under the Convertible Notes upon an “event of default” or seek other enforcement or redemption actions otherwise permitted under the Note Purchase Agreements.

We failed to make our required quarterly interest payment when due on September 30, 2008, and as of October 31, 2008 such failure has continued for a period of 30 days, with respect to (1) $18,535,000 in outstanding principal of its Series A Notes and (2) $31,660,000 in outstanding principal of its Series B Notes.  Our failure to make the required quarterly interest payment prior to the expiration of such 30 day grace period constitutes an “event of default” under the Note Purchase Agreements. As a result of this “event of default”, the rate of interest on the outstanding principal amount of the Convertible Notes as well as any overdue interest will increase from 9 1/4% to 12.0% per annum.

American and Toronto Stock Exchanges

Our common shares are listed on AMEX and the TSX.  On November 10, 2008, trading of our common shares was halted on AMEX and the TSX.  Trading currently remains halted on the AMEX pending a de-listing review.  As of the date of this filing trading on the TSX has resumed, but the TSX is conducting a de-listing review.  If AMEX or the TSX delists our common shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, borrowings under our Credit Facility and Convertible Notes and sales of equity.  Exploration and development activities in 2008 have been funded through cash flow from producing activities and borrowings under the Credit Facility which has a balance of $64.5 million at September 30, 2008. We have borrowed the maximum amount allowed under the Credit Facility borrowing base at September 30, 2008.

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
In Thousands	2008	2007
Net cash provided by (used in) operations	$11,065	$(3,705)
Net cash used in investing activities	(29,054)	(48,455)
Net cash provided by financing activities	19,361	49,390
Effect of exchange rate changes on cash	(1,310)	2,216
Net cash flow	$62	$(554)

The increase in cash provided by operations is primarily due to an increase in our outstanding payables and liabilities since December 31, 2007.  The $29.1 million of cash used in investing activities is directly related to our development and exploration programs undertaken in the first half of 2008 primarily in the Fayetteville and Powder River Basin areas.  The change in cash provided by financing activities is all related to borrowing from our credit facility.

Working Capital Deficit

The Company has a working capital deficit of $139.5 million at September 30, 2008.  This compares to a deficit in working capital of $2.0 million at December 31, 2007.  Reclassification of $64.5 million outstanding under our Credit Facility to current liabilities, the reclassification of $50.2 million of Convertible Debt to current liabilities, and the increase in trade payables by $18.7 million are the primary reasons for the large increase in our working capital deficit.

Credit Facility

On August 13, 2008, we received the Default Notice from the Agent.  As a result of the event of default under the Credit Agreement, the Agent increased the rate of interest to the default rate of interest on the borrowings outstanding under the Credit Agreement, which default rate of interest is two percent (2.0%) higher than would otherwise be in effect on such loans.  The Lenders were no longer obligated to make any advances or extend credit pursuant to the Credit Agreement, but the Lenders have continued to make advances or other in their sole discretion.  In addition, upon receipt of the Default Notice, the Agent issued instructions to each of Storm Cat’s and its subsidiaries’ depository banks directing such banks to forward by daily sweep all amounts held in Storm Cat’s depository accounts into the Agent’s account.  Furthermore, the Default Notice provided that the Agent and the Lenders reserved any and all rights, powers, privileges and remedies under the Credit Agreement and the other loan documents and by applicable law, which includes, without limitation, acceleration of all amounts due pursuant to the Credit Agreement, or foreclosure of the Agent’s mortgage and security interest in Storm Cat’s real and personal property.

As noted above, on November 10, 2008, the Debtors filed the Reorganization Cases with the Bankruptcy Court and we are actively engaged in discussions with our existing lenders to a DIP Agreement to repay the outstanding indebtedness under the Credit Agreement and provide a revolving credit facility to finance our ongoing operations.  There can be no assurance that we will be able to obtain a DIP Agreement or that such DIP Agreement would be on terms acceptable to us.

Convertible Notes

The Lenders notified the holders of the Convertible Notes that pursuant to the terms of the Note Purchase Agreements and the Subordination and Intercreditor Agreement previously entered into by the noteholders, the Lenders were enforcing their rights (1) to prohibit us from making any payments to the noteholders pursuant to the terms of the Convertible Notes and the Note Purchase Agreements, and (2) to require that the noteholders standstill and not accelerate any amounts due under the Convertible Notes upon an “event of default” or seek other enforcement or redemption actions otherwise permitted under the Note Purchase Agreements.

We failed to make our required quarterly interest payment when due on September 30, 2008, and as of October 31, 2008 such failure has continued for a period of 30 days, with respect to (1) $18,535,000 in outstanding principal of its Series A Notes and (2) $31,660,000 in outstanding principal of its Series B Notes.  Our failure to make the required quarterly interest payment prior to the expiration of such 30 day grace period constitutes an “event of default” under the Note Purchase Agreements. As a result of this “event of default”, the rate of interest on the outstanding principal amount of the Convertible Notes as well as any overdue interest will increase from 9 1/4% to 12.0% per annum.

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

Important factors that could cause our actual results of operations or our actual financial condition to differ include, but are not necessarily limited to:

•                  our ability to remain a viable entity following the Reorganization Cases;

•                  whether we file for credit protection under the Companies’ Creditors Arrangement Act of Canada (“CCA”);

•                  our ability to enter into the DIP Agreement and the terms thereof;

•                  exposure to fluctuations in commodity prices that are no longer mitigated by hedging arrangements;

•                  our ability to continue to fund our operations;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Please refer to the quantitative and qualitative disclosures about market risk contained in our 2007 Annual Report on Form 10-K, as well as with the Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q.

Commodity Swaps

On August 5, 2008, we liquidated a portion of our natural gas hedges to bring our percent of production hedged into compliance with our internal hedging policy and with the covenants in the Credit Agreement. The proceeds for the liquidation of this portion of our natural gas hedges netted us approximately $1.7 million of cash.

In connection with the previously disclosed defaults under the Credit Agreement, Wells Fargo Bank, National Association, the counterparty to the swap agreements and an affiliate of the Agent, exercised its right to declare a cross-default on our natural gas commodity swap agreements.  The agreements were terminated on October 23, 2008, and Wells Fargo Bank, National Association, paid all amounts owing to us upon termination of the swap agreements, which was $9.4 million, to the Lenders to be set-off against and reduce the amounts outstanding under the revolving credit facility.

The termination of the swap agreements fully exposes our cash flow to changes in commodity prices, which risk we have previously mitigated through our natural gas hedges.

As of September 30, 2008, our outstanding futures contracts and swap agreements had an associated net fair value unrealized gain of $8.5 million.  The unrealized gain was booked to “Other Income” on the Consolidated Statements of Operations.

The following table reflects our commodity swaps executed and in place as of September 30, 2008, by quarter.  As of October 23, 2008, we no longer have any commodity swaps in place:

Quarter Ended	Qtrly. Vol. (MMBtu)	Weighted Average CIG Fixed Price per MMBtu
12/31/08	850,400	$6.78
Total 2008	850,400	$6.78
03/31/09	907,000	$7.19
06/30/09	946,500	$7.17
09/30/09	693,500	$7.12
12/31/09	340,000	$7.21
Total 2009	2,887,000	$7.17
03/31/10	427,000	$7.75
06/30/10	211,000	$6.27
09/30/10	282,000	$6.27
12/31/10	245,000	$6.27
Total 2010	1,165,000	$6.81
Total All	4,902,400	$6.92

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008.  Based upon their evaluation of these disclosures controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2008.

Changes in internal control over financial reporting.  There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2008 which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

On November 10, 2008, the Debtors filed the Reorganization Cases under Chapter 11 of the Code in Bankruptcy Court. The Reorganization Cases do not include the Parent.  The Debtors expect the cases to be jointly administered. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court.

As a result of our defaults under the Credit Agreement and the constraints on our liquidity, the Company has not been able to make regular payments to its trade vendors as outlined in agreements or in accordance with acceptable industry standards.  Many of the Company’s trade vendors have filed liens on the Company’s assets or have provided notice that they intend to file liens.  One of the Company’s trade vendors, Union Drilling, Inc., filed a compliant and summons in the Circuit Court of Van Buren County, Arkansas, Civil Division (Case No. CV2008-199-2) for breach of contract relating to a payment default under the Drilling Bid Proposal and Day Work Drilling Contract – U.S. dated as of January 22, 2008.

With certain exceptions, the filing of the Reorganization Cases operates as a stay with respect to the commencement or continuation of litigation against the Debtors that was or could have been commenced before the commencement of the Reorganization Cases.  In addition, with respect to most of the litigation stayed by the commencement of the Reorganization Cases, the Debtors’ liability is subject to discharge in connection with the confirmation of a plan or reorganization, with certain exceptions. Therefore, certain litigation claims against the Debtors may be subject to compromise in connection with the Reorganization Cases.

Item 1A. Risk Factors

Set forth below are material changes to the risk factors that we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Related to the Business

All of Storm Cat’s direct and indirect subsidiaries (the “Debtors”) filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on November 10, 2008 (the “Reorganization Cases”):  For the duration of the Reorganization Cases, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy.  Risks and uncertainties associated with the Reorganization Cases include the following:

•      our ability to enter into a Debtor-in-Possession Credit Agreement (“DIP Agreement”) with the Lenders and continue to receive the financing necessary to fund our operations;

•      our ability to prosecute, confirm and consummate a Plan of Reorganization (the “Plan”), which has not yet been proposed as of the date of this filing;

•      the actions and decisions of our creditors and other third parties who have interests in the Reorganization Cases that may be inconsistent with our plans;

•      our ability to obtain court approval with respect to motions in the Reorganization Cases prosecuted from time to time;

•      our ability to obtain and maintain normal terms with consultants, vendors and service providers;

•      our ability to maintain contracts that are critical to our operations; and

•      risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to confirm a proposed Plan or to convert such Reorganization Cases to a Chapter 7 proceeding.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Reorganization Cases could adversely affect our revenues and the relationship with our vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are unexpectedly protracted.  Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

As a result of the Reorganization Cases and the other matters described herein, including the uncertainties related to the fact that we have not yet had time to propose a Plan, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:

•      our ability to generate and maintain adequate cash;

•      the cost, duration and outcome of the restructuring process;

•      our ability to comply with the terms of a cash collateral order and, if necessary, seek further extensions of our ability to use cash collateral;

•      the cost, duration and outcome of the restructuring process;

•      our ability to achieve profitability following a restructuring given market challenges; and

•      our ability to retain key employees.

These challenges are in addition to those operational and competitive challenges that we face in connection with our business.  The Company has engaged Houston-based Parkman Whaling LLC for the purpose of assisting the Company in exploring strategic business alternatives as well as engaged Alvarez & Marsal, a turnaround and restructuring firm, for the purpose of assisting the Company with its restructuring efforts.  However, such efforts may not be successful.

In light of the foregoing, trading in our securities during the Reorganization Cases is highly speculative and poses substantial risks.  These risks include extremely volatile trading prices.  In addition, during the Reorganization Cases, the Bankruptcy Court may enter an order that places certain limitations on trading in our common shares and certain securities, including options convertible into our common shares.  Holders of our securities may not be able to resell such securities and, in connection with our reorganization, may have their securities cancelled and in return receive no payment or other consideration, or a payment or other consideration that is less than the par value or the purchase price of such securities.

The Reorganization Cases have exposed us to the potential exercise of rights and remedies by debt or equity holders that may result in Storm Cat Energy Corporation filing for credit protection under the Companies’ Creditors Arrangement Act (Canada) (“CCA”):  The Reorganization Cases, events leading up to the Reorganization Cases and constraints on our business during the Reorganization Cases have resulted in (and could result in additional) defaults under certain of our contracts and agreements, including a default in the interest payments on our Convertible Notes.  The Reorganization Cases and limitations on the ability of certain of the Debtors to make payments under intercompany agreements or other distributions to Storm Cat Energy Corporation have resulted in defaults or potential defaults under the Convertible Notes and certain other contractual obligations of Storm Cat Energy Corporation. Absent cure, waiver or other resolution in respect of these defaults from the applicable creditors, we may not be able to prevent further action by our creditors and, as a result, we may file for credit protection under the CCA.

Storm Cat’s ability to continue to fund its operations is dependent on its ability to enter into a Debtor-in-Possession Credit Agreement and obtain adequate financing thereunder:  We are actively engaged in discussions with the Lenders to enter into a DIP Agreement to repay the outstanding indebtedness under the Credit Agreement and provide a revolving credit facility to finance our ongoing operations. We are still in discussions with the Lenders and currently do not have a DIP Agreement in place.  We can provide no assurance that current discussions will result in a DIP Agreement, or that the terms of such DIP Agreement would be favorable to Storm Cat or that the Bankruptcy Court would approve such DIP Agreement.

The agreements governing our debt contain restrictions that could significantly restrict our ability to operate our business:  Our Credit Agreement contains, and assuming we are able to execute the DIP Agreement, the DIP Agreement will contain, a number of significant covenants that, among other things, restrict our ability to incur additional indebtedness, pay dividends, make acquisitions or engage in mergers or consolidations and make capital expenditures.  Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. In the past, we have had to amend our agreements in order to stay in compliance with our debt covenants, facilitate the ongoing operating ability of the Company and effectuate a feasible restructuring of its businesses. There can be no assurance that we would be able to comply with such covenants or restrictions in the future.

Storm Cat’s hedging arrangements were terminated due to the default under the Credit Agreement, which exposes Storm Cat to risks relating to price volatility associated with the sale of natural gas:  Historically, Storm Cat has managed its exposure to price volatility associated with the sale of natural gas by entering into hedging transactions for a portion of its estimated natural gas production.  However, in connection with the above mentioned defaults under the Credit Agreement, the Lenders recently exercised their right to declare a cross-default on our natural gas commodity swap agreements.  The agreements were terminated on October 23, 2008.  The termination of the swap agreements fully exposes our cash flow to changes in commodity prices.

A long period of operations under Chapter 11 Bankruptcy may harm our business:  A long period of operations under Chapter 11 Bankruptcy could adversely affect our business and operations. So long as our Reorganization Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the Reorganization Cases instead of focusing exclusively on our business operations. A prolonged period of operating under Chapter 11 may also make it more difficult to attract and retain management and other key personnel necessary to operate our business. In addition, the longer the Reorganization Cases continue, the more likely it is that our contractors and suppliers will lose confidence in our ability to successfully reorganize our businesses and seek to establish alternative commercial relationships.  Furthermore, so long as the Reorganization Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the cases.

The Debtors may not be able to obtain confirmation of a Chapter 11 Reorganization Plan:  To successfully emerge from the Reorganization Cases as a viable entity, the Debtors must meet certain statutory requirements with respect to adequacy of disclosure with respect to a the Plan, soliciting and obtaining the requisite acceptances of the Plan, and fulfilling other statutory conditions for confirmation, which have not occurred to date. We may not receive the requisite acceptances to confirm any future Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm the Plan.  If any future Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if anything, holders of claims against us would ultimately receive with respect to their claims.  If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.

Operating under the Bankruptcy Code may restrict our ability to pursue our business strategies:  Under the Bankruptcy Code, all debtors must obtain Bankruptcy Court approval to, among other things:

•      sell assets outside the ordinary course of business;

•      consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•      plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans;

•      grant liens; and

•      finance our operations, investments or other capital needs or to engage in other business activities that would be in our interest.

In addition, if a trustee is appointed to operate the Company while in Chapter 11 Bankruptcy, the trustee would assume control of our assets.

Storm Cat has a substantial working capital deficit:  The Company has a working capital deficit of $139.5 million at September 30, 2008.  This compares to a deficit in working capital of $2.0 million at December 31, 2007.  Reclassification of $64.5 million outstanding under our Credit Facility to current liabilities, the reclassification of $50.2 million under the Convertible Notes current liabilities, and the increase in trade payables by $18.7 million are the primary reasons for the large increase in our working capital deficit.

Any “ownership change” could limit our ability to utilize our net operating losses carryforwards:  Under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), a corporation is generally allowed a deduction in any taxable year for net operating losses carried over from prior years.  A corporation’s use of its net operating loss carryforwards is generally limited under section 382 of the Internal Revenue Code if a corporation undergoes an “ownership change.”  When an “ownership change” occurs pursuant to the implementation of a plan of reorganization under the Bankruptcy Code, the general limitation under section 382 of the Internal Revenue Code may not apply if certain requirements are satisfied under either section 382(l)(5) or section 382(l)(6) of the Internal Revenue Code.  We may experience an “ownership change” in connection with the Plan, but we have not yet established the Plan and determined whether we will be eligible for or rely on the special rule under section 382(l)(5) or the special rule under section 382(l)(6).  Assuming we rely on section 382(l)(5) of the Internal Revenue Code, a second “ownership change” within two years from the effective date of the Plan would eliminate completely our ability to utilize our net operating loss carryovers. Regardless of whether we rely on section 382(l)(5) of the Internal Revenue Code, an “ownership change” after the effective date of the Plan could significantly limit our ability to utilize our net operating loss carryforwards for taxable years including or following such “ownership change.”

The Bankruptcy Code may limit our secured creditors’ ability to realize value from their collateral:  Upon the commencement of a case under Chapter 11 of the Bankruptcy Code, a secured creditor is prohibited from repossessing its security from a debtor in a Chapter 11 case, or from disposing of security repossessed from such debtor, without Bankruptcy Court approval.  Moreover, the Bankruptcy Code generally permits the debtor to continue to retain and use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security if and at such times as the Bankruptcy Court in its discretion determines that the value of the secured creditor’s interest in the collateral is declining during the Chapter 11 case.  A Bankruptcy Court may determine that a secured creditor may not require compensation for a diminution in the value of its collateral if the value of the collateral exceeds the debt it secures.

In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary power of a Bankruptcy Court, it is impossible to predict:

•      how long payments under our secured debt could be delayed as a result of our Chapter 11 cases;

•      whether or when secured creditors (or their applicable agents) could repossess or dispose of collateral; or

•      the value of the collateral.

In addition, if the Bankruptcy Court determines that the value of the collateral is not sufficient to repay all amounts due on applicable secured indebtedness, the holders of such indebtedness would hold a secured claim only to the extent of the value of their collateral and would otherwise hold unsecured claims with respect to any shortfall. The Bankruptcy Code generally permits the payment and accrual of post-petition interest, costs and attorney’s fees to a secured creditor during a debtor’s Chapter 11 case, but only to the extent the value of its collateral is determined by a Bankruptcy Court to exceed the aggregate outstanding principal amount of the obligations secured by the collateral.

The Convertible Notes are effectively subordinated to all indebtedness and other liabilities of our subsidiaries and expressly subordinated to the indebtedness under the Credit Facility: Our subsidiaries and other affiliates are separate and distinct legal entities and, except in limited circumstances, have no obligation to pay any amounts due with respect to indebtedness of Storm Cat Energy Corporation or indebtedness of other subsidiaries or affiliates, and do not guarantee the payment of interest on or principal of such indebtedness.  In connection with the Reorganization Cases, we expect that such subsidiaries’ or other affiliates’ creditors, including trade creditors and holders of debt issued by such subsidiaries, will generally be entitled to payment of their claims from the assets of those subsidiaries or affiliates before any of those assets are made available for distribution to Storm Cat Energy Corporation or the holders of Storm Cat Energy Corporation’s indebtedness, including holders of the Convertible Notes.  As a result, holders of Storm Cat Energy Corporation’s indebtedness will be effectively subordinated to all present and future debts and other liabilities (including trade payables) of its subsidiaries.  Furthermore, the holders of the Convertible Notes are subject to Subordination and Intercreditor Agreement with the Lenders whereby the holders of the Convertible Notes agreed to that indebtedness pursuant to the Convertible Notes was expressly made subordinate and subject in right of payment to the prior payment of all senior indebtedness, which includes the Credit Facility, and agreed to certain limitations on their rights to enforcement.

Our financial results may be volatile and may not reflect historical trends:  While in Chapter 11, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections and claims assessments may significantly impact our Consolidated Financial Statements.  As a result, our historical financial performance is likely not indicative of our financial performance during bankruptcy or post-bankruptcy. Upon emergence from Chapter 11, the amounts reported in our subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to our plan of reorganization. In addition, as part of our successful emergence from Chapter 11, we expect that we will be required to adopt fresh start accounting. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated statements of financial condition. In addition, our financial results after the application of fresh start accounting may be different from historical trends.

Risks Related to Storm Cat’s Common Shares

A plan or reorganization may result in holders of our common shares receiving no distribution on account of their interests and cancellation of their common shares:  Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization.  The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization.  No assurance can be given as to what values, if any, will be ascribed in the Reorganization Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive.  A plan of reorganization could result in holders of our common shares receiving no distribution on account of their interests and may event result in the cancellation of their existing common shares.  If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders. Therefore, an investment in our common shares is highly speculative and may become worthless (or be cancelled) in the future without any required approval of consent of such shareholders.

Any interest that shareholders own in the Company may be decreased or diluted due to our final Chapter 11 reorganization and/or we may cease to trade our common shares in the future:  The result of the Reorganization Cases likely will be a corporate restructuring and/or reorganization. While we do not currently know and cannot predict the outcome of such restructuring or reorganization, it is likely that the interests of our current shareholders will be diluted by securities issued to our creditors, which dilution may be significant or our common shares, which may additionally cease trading in the future. As a result, current and potential investors should be aware that any interest they hold in the Company may decrease in value and/or be substantially diluted, or become worthless through the bankruptcy proceeding.

AMEX has halted trading of our common shares and the TSX has halted trading for periods of time and both the AMEX and TSX may delist our common shares:  Our common shares are listed on AMEX and the TSX.  On November 10, 2008, trading of the Company’s common stock was halted on AMEX and the TSX.  Trading currently remains halted on the AMEX pending a de-listing review.  As of the date of this filing trading on the TSX has resumed, but the TSX is conducting a de-listing review.  If AMEX or the TSX delists our common shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities.

Item 3.  Defaults Upon Senior Securities

The Company is in default under its Credit Agreement.  Please see Note 2. Liquidity and Note 6. Bank Credit Facility to our Consolidated Financial Statement and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources –Credit Facility” for additional details.

The Company is in default under its Convertible Notes for failing to make its required quarterly interest payment, as well as other defaults, including defaults relating to the Reorganization Cases.  We failed to make our required quarterly interest payment when due on September 30, 2008, with respect to (1) $18,535,000 in outstanding principal of its Series A Notes and (2) $31,660,000 in outstanding principal of its Series B Notes.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters put forth to a vote of Security Holder for the quarter ended September 30, 2008.

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

STORM CAT ENERGY CORPORATION

Date: November 17, 2008	By	/s/ Joseph M. Brooker
Joseph M. Brooker
Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2008	By	/s/ Paul Wiesner
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